Form 10QSB
period 1999-03-03
INNOVATIVE TRACKING SOLUTIONS CORP
filed 1999-04-16
CIK 1042373

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

INNOVATIVE TRACKING SOLUTIONS CORPORATION
(Name of Small Business Issuer in its charter)

Delaware                                       33-0728140
----------------------------------             -----------------------------
(State or other jurisdiction of                I.R.S. Employer
incorporation or organization)                 Identification

23232 Peralta Drive, Suite 115
Laguna Hills, California                        92653-1438
----------------------------------             -----------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code 949-454-1278
                                                 ---------------


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [_]      NO   [x]

The number of shares of common stock, $.001 par value outstanding as of March 31, 1999 was 3,785,243.

Innovative Tracking Solutions Corporation

Table of Contents for Form 10-QSB

Quarter Ended March 31, 1999






PART I - FINANCIAL INFORMATION

	ITEM 1.  Financial Statements

		Condensed Balance Sheets as of March 31, 1999
		(unaudited)                                                    3

		Condensed Statements of Operations (unaudited)
		for three months ended March 31, 1999 and 1998                 4

		Condensed Statements of Cash Flows (unaudited)
		For three months ended March 31, 1999, 1998.                   5

 		Notes to Condensed Financial Statements (unaudited)            6

	ITEM 2. Management's Discussion and Analysis of Financial          9
		     Condition and Results of Operations or Plan of
			 Operations

PART II - OTHER INFORMATION                                          11

Innovative Tracking Solutions Corporation
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)



                                                      March 31,1999
-------------------------------------------------------------------
ASSETS
Current Assets:
  Cash in banks                                          $ 26,329
  Accounts receivable                                       3,147
  Inventory                                                87,294
  Prepaid expenses                                          2,475
    Total Current Assets                                  119,244

Fixed Assets:
  Furniture and equipment                                  41,545
  Less: accumulated depreciation                           (5,699)
    Total Fixed Assets                                     35,846

Other Assets:
  Patents, trademarks, licensing agreements               108,665
  Less accumulated amortization                            (6,854)
    Total Other Assets                                    101,811

TOTAL ASSETS                                            $ 256,902

Liabilities & Stockholders' Equity
Current Liabilities:
  Accounts payable                                      $  25,171
  Accrued interest payable                                    619
  Accrued salaries                                        239,423
  Note payable                                             75,000
    Total Current Liabilities                             340,213

Stockholders' Equity:
  Common stocks, $.001 par value
    Authorized shares: 10,000,000
    Issued and outstanding shares: 3,785,243                3,755
  Common stock subscribed                                      30
  Paid in capital                                         956,961
  Subscriptions receivable                                (60,000)
  Deficit accumulated during the development stage       (984,057)
      Total Stockholders' Equity                          (83,311)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 256,902


3

Innovative Tracking Solutions Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                               Three Months Ended March 31,
                                              -----------------------------
                                                  1999              1998
                                                 --------------------------

Sales                                         $   4,275         $   1,167
Cost of goods sold                                  418               -
Gross Profit                                      3,857             1,167
Selling, general and administrative expenses    213,332           114,065
  Total Operating Expenses                      213,332           114,065

Net loss from operation                        (209,475)         (112,898)

Other Income (Expenses)
Interest income                                     279               150
  Interest expense                                 (619)

    Total Other Income (Expenses)                  (340)              150

Net loss                                     $ (209,814)       $ (112,748)

Earnings (loss) per share                    $    (0.06)       $    (0.06)



Innovative Tracking Solutions Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)


                                                              March 31,
                                                        1999            1998
                                                        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $  (209,814)      $ (170,268)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
      Depreciation & amortization                       2,082              973
      Decrease in accounts receivable                     189                -
      Decrease in loans receivable - officers          41,952
      Increase in inventory                           (11,305)         (21,664)
      Decrease in prepaid expenses                        -              1,050
      Increase (decrease) in accounts payable          (2,670)           5,353
      Increase (decrease) in accrued salaries          23,798
      Increase (decrease) in accrued expenses             619             (250)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (155,149)        (184,556)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of fixed assets                          (3,033)          (7,806)
  Acquisition of other assets                          (4,990)          (26,479)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       (8,023)          (34,285)

CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable                                         75,000            18,750
  Proceeds from issuance of common stock              137,633           155,403
  Paid in Capital												(45,683)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      166,950           174,153

INCREASE (DECREASE) IN CASH                             3,778           (44,688)

BEGINNING CASH                                         22,551            52,219

ENDING CASH                                        $   26,329         $   7,531

Schedule of noncash transactions
  Issuance of stock in exchange for services       $      157
                                                   $      157              -
Disclosure of accounting policy:
For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Notes to Condensed Financial Statements
----------------------------------------
Innovative Tracking Solutions Corporation
 (Unaudited)

The accompanying notes are an integral part of these financial statements.

Summary of Significant Accounting Policies
--------------------------------------------------------------

This summary of significant accounting policies of Innovative Tracking Solutions Corporation (a development stage company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation
--------------------------------------------------------------

These condensed financial statements of Innovative Tracking Solutions Corporation should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement of Form 10-SB. In the opinion of management, the financial information set forth in the accompanying condensed financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Business Activity
--------------------------------------------------------------

Innovative Tracking Solutions Corporation (a development stage company) was incorporated in Delaware on September 4, 1996. The Company is licensed to manufacture and market patented products. The Company has devoted substantially all of its efforts in establishing its business and marketing its product line and has not generated significant revenues.

Revenue & Expense Recognition
--------------------------------------------------------------

Revenue is recognized when the earning process is complete. Expenses are recognized as incurred.

Inventory:
--------------------------------------------------------------

Inventories are stated at cost. Cost is determined by specific identification of each unit.

Furniture & Equipment:
--------------------------------------------------------------

Furniture and equipment are stated at cost.   Depreciation is computed using
the straight-line method for both financial statement purposes and income tax purposes.

                                           Year
      Furniture and equipment               7

Patents, trademarks:
--------------------------------------------------------------

Patents and trademarks are carried at costs. Amortization of patents and trademarks are provided using the straight-line method for financial reporting purposes at rates based on the following legal lives:

                                          Years
         Patents                         17 - 20
         Trademarks                           20


Primary Net Income (Loss) Per Common Share
--------------------------------------------------------------

Primary net income per share is based on the average number of shares of common stock outstanding during the year.

Related Party Transactions
--------------------------------------------------------------

Accrued salaries of $239,423 are payable to certain officers and stockholders of the Company.

Note payable to principal stockholder in the amount of $75,000 is payable in full plus interest at the rate of 8.5% per annum on or before December 31, 1999. Interest expense related to this note was $619 for the period ended March 31, 1999.

Noncash Consideration
--------------------------------------------------------------

The Company issued stocks in exchange for services received based on market value when the stock was in lieu of a cash invoice.

The Company issued stocks in exchange for services received based on par value when the stock was issued as a performance or on-time bonus.

Income Taxes
--------------------------------------------------------------

As of March 31, 1999, the Company had available for federal income tax purposes a net operating loss carry forward of approximately $984,057, which expired in various years through 2013.

Leasing Arrangements
--------------------------------------------------------------

The Company conducts its operations from facility that is leased under a two-year noncancelable operating lease expiring in April 1999.

In addition, the Company is leasing office equipment under a three-year lease expiring in November 2000.

The following is a schedule of future minimum rental payments under the above operating leases as of March 31, 1998:

                           Year Ending
                           December 31            Amount
                              1999                $6,994
                              2000                 3,394

                                                 $10,388

Rental expense amounted to $6,962 in 1997 and $3,905 for the three months ended March 31, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations
-----------------------------------

The following discussion addresses the Company's condensed financial condition and results of operations as of and for the three months ended March 31, 1999. The financial information presented herein will not necessarily be indicative of future results. Future net losses can be expected as increased expenses are incurred.

The Company is engaged in the business of product development, manufacturing, marketing and sale of new innovative products primarily in the healthcare industry. The Company's lead product, the Private Practice(tm) Vibration Reminder Disk, was only launched officially in the healthcare industry in November, 1998. The Company continues to receive orders for the product, however orders are being received in very low volume. For the three months ended March 31, 1999, the Company generated only $4,275 of gross revenue from sale of the product line.

The Company's plan of operations over the next 12 months includes the full scale industry roll-out of the physical therapy version of the Private Practice(tm) product and 3 comprehensive product programs; Pressure Ulcer Prevention, Incontinence and Ergonomics/Injury Prevention to the healthcare industry. The Company intends to offer private label marketing or co-distribution opportunities to the pharmaceutical industry for the medication version of the Private Practice(tm) product in order to avoid the high cost of marketing directly to consumers for this version and to increase its order volume.

The Company will also continue to market the product through its network of independent manufacturer's representatives and other joint distribution opportunities with existing healthcare product manufacturers in order to reduce its costs for sales and marketing personnel. The Company will need to increase its internal staff for day to day operations and management by four to six people.

In order to improve the longevity of the Private Practice(tm) disk and to help secure greater sales of the ergonomic version from large entities such as corporations, insurance companies or state governments, the Company will need to secure the production a new mold for the vibration reminder disk housing that incorporates a battery compartment. Although the current device has an estimated battery life of one year and a low enough initial cost to the end-user to warrant throwing it away after the battery has been exhausted, an entity purchasing a large volume of these disks for their employees will in many cases prefer a changeable battery compartment to avoid the cost of purchasing disks every year. The cost for this mold is estimated to be $30,000. The company does not anticipate any additional capital commitments over the next 12 months. The company will continue to secure services from healthcare industry experts to gain additional product and program development through payment of the company's common stock as it has in the past.

In addition to its working capital on hand as of the date of this registration statement, the Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund the full scale roll-out of its products and to finance the continuing operations of the Company as it endeavors to build revenue and reach profitable operations.

The Company intends to secure additional working capital by commencing a private placement of its $.001 par value common stock offering 1,000,000 shares pursuant to Regulation D, Rule 505 under the Securities Act of 1933 ("1933 Act") at $1.50 per share. The offering will be conducted by management of the Company. There can be no assurance that the Company will be able to obtain sufficient additional capital, either through the proposed private placement or otherwise, in order to fund the Company's working capital requirements in a timely manner.

Year 2000 Compliance
------------------------

With respect to Year 2000 compliance, the Company manufactures two products that contain microprocessors. The source code for the microprocessors has been written so that it is not dependent on dates but instead functions on a 24-hour internal timing routine. To this extent, all products currently being manufactured by the Company are Year 2000 compliant.

In the beginning of the second quarter of 1999, the Company shall conduct an audit of its vendors and suppliers to identify relevant Year 2000 issues. At this time, the Company cannot give a reasonable estimate of the costs associated with Year 2000 compliance due to an absence of data from its vendors and suppliers, nor can assurances be offered with respect to third party compliance. Upon assessment of the answers generated by our Year 2000 questionnaires, a more realistic picture of the scope and impact of the Year 2000 compliance challlenges, if any, should allow sufficient time for appropriate remediation without significant effect on the Company's business, financial condition or result of operation.

Forward Looking Statements
----------------------- ------

This registration statement contains forward-looking statements.  The
Company's expectation of results and other forward-looking statements contained in this registration statement, involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts, timing of product introductions; and the pace and success of product research and development. These and other factors may cause expectations to differ.

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
       ------------------------

Court:  Supreme Court of the State of New York, County of Nassau
Date preceding began:  February 9, 1999
Principal Parties:  Strathmore Equity Services, Inc. and
Innovative Tracking Solutions Corporation.
Relief sought:  $80,000
Case settled out of court:  March 3, 1999
Description of facts underlying the proceedings: Strathmore Equities was paid by Innovative Tracking Solutions for future radio marketing services in common stock amounting to 40,000 shares on July 30, 1997. Strathmore Equities was unable to fulfill their contract for services in full and agreed to receive a lesser amount of shares totaling 15,000 in full satisfaction of services performed to date and agreed to be paid in installments of 2,000 common shares per month. After receiving their first installment, Strathmore Equities breached a verbal agreement to not sell its shares in such a manner as to create a downward death spiral of the market price of the stock. Consequently, Innovative Tracking Solutions Corporation suspended the issue of further monthly installments. Strathmore Equities then filed suit against Innovative Tracking Solutions Corporation for breach of contract. Innovative Tracking Solutions Corporation offered to settle the matter with 12,000 common shares in full satisfaction of any and all claims and Strathmore Equities agreed to the settlement on March 3, 1999.

Item 2.	 Changes in Securities
        ------------------------
			None

Item 3. Defaults Upon Senior Securities
        ----------------------------------
 			Inapplicable

Item 4.	 Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
			Inapplicable

Item 5. Other Information
        ------------------------
			Inapplicable

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------
            (a) Exhibits
                ---------------
	            Exhibit 27.

            (b) Reports on Form 8-K
                ----------------
                Inapplicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE TRACKING SOLUTIONS CORPORATION
(Registrant)

By_/s/ DIANNA CLEVELAND
---------------------------
Dianna Cleveland, President and C.E.O., Director

Date: April 15th, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



_/s/  LEE A. NAMISNIAK
----------------------------
Lee A. Namisniak, Chief Financial/Operating Officer, Director

Date: April 15th, 1999



_/s/ LOU WEISS
----------------------
Lou Weiss, Director


Date: April 15th, 1999

12