Form 10QSB
period 1999-06-30
THEHEALTHCHANNEL COM INC
filed 1999-08-20
CIK 1042373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                      QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1999

                       INNOVATIVE TRACKING SOLUTIONS CORPORATION
                     (Name of Small Business Issuer in its charter)

              Delaware                                       33-0728140
        ----------------------------------             ----------------------
            (State or other jurisdiction of                I.R.S. Employer
             incorporation or organization)                 Identification

      23232 Peralta Drive, Suite 115
        Laguna Hills, California                           92653-1438
      ----------------------------------            ----------------------


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

YES  [X]      NO   [ ]

       The number of shares of common stock, $.001 par value outstanding as of June 30, 1999 was 3,785,243.

                    Innovative Tracking Solutions Corporation
                    -----------------------------------------
                                Form 10-QSB
                               ------------
                        Quarter Ended June 30, 1999


PART I - FINANCIAL INFORMATION

    ITEM 1.  Financial Statements:

              Condensed Balance Sheets as of June 30, 1999
              (unaudited), and December 31, 1998 (audited)

              Condensed Statements of Operations (unaudited) for three months and six months ended June 30, 1999 and 1998

              Condensed Statements of Cash Flows (unaudited) for six months ended June 30, 1999, and 1998.

               Notes to Condensed Financial Statements (unaudited)

    ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations or Plan of
                      Operations


PART II - OTHER INFORMATION

Innovative Tracking Solutions Corporation
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)


                                                    June 30,1999      Dec. 31, 1998
                                                    (unaudited)        (audited)
---------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash in Banks                                       0              $   22,551
  Accounts Receivable                                 0                   3,336
  Loan receivable - officers                          0                  41,952
  Inventory                                           0                  76,982
  Prepaid Expenses                                    0                   2,475
                                                                        -------
Total Current Assets                                  0                 147,296

Fixed Assets:
  Furniture & Equipment                               0                  38,512
  Less: Accumulate Depreciation                       0                 (4,769)
                                                                        -------
    Total Fixed Assets                                0                  33,743

Other Assets:
 Patents, trademarks and rights                       0                  28,786
  Less accumulated amortization                       0                 (1,215)
                                                                         ------
Total Other Assets                                0                      27,571
                                                                         ------

TOTAL ASSETS                                                          $ 208,610

Liabilities & Stockholders' Equity
Current Liabilities:
  Accounts payable                                    0               $  19,450
  Accrued expenses                                    0                   7,294
  Note payable                                                                -
                                                                        -------
    Total Current Liabilities                         0               $  26,744

Stockholders' Equity:
  Common stocks , $.001 par value
     Authorized shares - 10,000,000
     Issued and outstanding shares:
      3,785,243 and 3,563,490 shares
         shares, respectively                        3,785                3,533
  Common Stock Subscribed
  Paid in capital                                      -              1,985,687
Subscriptions receivable                               -                (60,000)
  Deficit accumulated during the
    development stage                               (3,785)           (1,747,384)
                                                                        --------
      Total Stockholders' Equity                       0                 181,866
                                                                       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $  0              $ 208,610

See Notes to Consolidated Financial Statements


Innovative Tracking Solutions Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                       (Unaudited)               (Unaudited)
                                                    Three Months ended         Six Months ended
                                                        June 30,                    June 30,
                                                  1999              1998       1999         1998
                                                  -----------------------       -----------------

Sales                                         $     628         $     583      8,161        1,213
Cost of goods sold                                  275               -          496           -
Gross Profit                                        353               583      7,665        1,213

Selling, general and administrative expenses     14,221           133,770    333,711      246,863
Total Operating Expenses                         14,221           133,770    333,711      246,863

Net loss from operation                         (13,868)         (133,187)  (326,046)    (245,650)
Other Income (Expenses)
Interest income                                       -               -          279          687
Interest expense                                      -               -           -           -

    Total Other Income (Expenses)                     -               -          279          687

Net loss                                     $  (13,964)       $ (133,187) $(325,767)   $(244,963)

Earnings (loss) per share                    $    (0.01)       $    (0.06)  $ (.09)     $   (.11)



Innovative Tracking Solutions Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)


                                                      (Unaudited)
                                                   Six Months ended
                                                        June 30,
                                                  1999            1998
                                                  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(327,767) $(244,963)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
      Decrease in accounts receivable                 3,336         -
      Decrease in loans receivable - officers        41,952         -
      Increase in inventory                          76,982    (36,758)
      Decrease in prepaid expenses                    2,475      1,050
      Increase (decrease) in accounts payable       (28,786)    (3,966)
      Increase (decrease) in accrued salaries             -     67,500
      Increase (decrease) in accrued expenses        (7,294)        -
                                                    --------  --------
NET CASH (USED) BY OPERATING ACTIVITIES            (239,102)  (217,137)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of fixed assets                        33,743    (13,790)
  Acquisition of other assets                        27,571    (16,361)
                                                    -------    -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     61,314    (30,421)

CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable                                            -    (15,000)
  Proceeds from issuance of common stock            333,540    245,439
  Paid in Capital                                (1,985,687)         -
  Subscription receivable                            60,000          -
  Deficit accumulated during development stage    1,747,384          -
                                                 ----------    -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    155,237    230,439

INCREASE (DECREASE) IN CASH                         (22,551)   (17,119)

BEGINNING CASH                                       22,551     42,191
                                                     ------     ------
ENDING CASH                                        $    0     $ 25,072

SCHEDULE OF NON CASH TRANSACTIONS:
  Issuance of stock in exchange for services       $     -    $     -
  Stock subscription receivable                      60,000     18,700
                                                     ------     ------
                                                   $ 60,000     18,700
See notes to financial statements


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

Summary of Significant Accounting Policies
--------------------------------------------------------------

This summary of significant accounting policies of Innovative Tracking Solutions Corporation (a development stage company, the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Business Activity
--------------------------------------------------------------
The Company was incorporated in Delaware on September 4, 1996. The Company is licensed to manufacture and market patented products. The Company has devoted substantially all of its efforts in establishing its business and marketing its product line and has not generated significant revenues.

Significant Events
--------------------------------------------------------------

On April 16, 1999, the Board of Directors transferred all the assets and liabilities of the Company, as directed and approved by a unanimous vote of 64.4% of voting shares of the Company represented at a stockholder meeting held on April 13,1999, to a newly formed private company held by some or all of the Company's shareholders. The newly formed private company, under the same name of Innovative Tracking Solutions Corporation, a Nevada corporation,
(ITSC), d.b.a. Innovative Outcome Solutions, purchased all the assets of the Company in exchange for assuming all the liabilities of the Company, and Intends to continue the ongoing previous core business of the Company.
The action was taken in order to prepare the Company for a reverse-merger or acquisition opportunity that would benefit the Company's public shareholders. (See Item 4. "Submission of Matters to a Vote of Security Holders").


Basis of Presentation
--------------------------------------------------------------

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

Inventory is stated at cost. Cost is determined by specific identification of each unit.

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


Noncash Consideration
--------------------------------------------------------------

The Company issued stock for consulting, engineering, design and professional services to non-affiliates of the Company. The amounts related to these transactions are reflected on the income statement as expenses and were valued at a fair value of 2.00 per share for any Rule 504 issuances and $1.00 per share for any Section 4 (2) restricted issuances which is consistent with the Company's then current offering price for those securities.

Related Party Transactions
-----------------------------------------------------

Loan receivable is cash advances made to the Company by certain officers and stockholders of the Company.


Paid In Capital Adjustments
-------------------------------------------------------

Certain shareholders, who are also officers of the Company, elected to draw funds against the original basis of their stocks.


Income Taxes
--------------------------------------------------------------

As of April 16, 1999, the Company's net operating loss carry forward was transferred to ITSC, d.b.a. Innovative Outcome Solutions, therefore, as of June 30, 1999, the Company's net operating loss carry forward was $0.

Leasing Arrangements
--------------------------------------------------------------

All the Company's Leasing arrangements and liabilities were transferred to the private company.

Rental expense amounted to $3,905 in 1998 for the three months ended June 30, 1999 and $1,000 from 4/1/99 through 4/15/99.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations or Plan of Operations
--------------------------------------------------------------------------

       The following discussion addresses the Company's condensed financial condition and results of operations as of and for the three months ended June 30, 1999. The financial information presented herein will not necessarily be indicative of future results.

       On April 16, 1999, the Company transferred all its assets and liabilities as noted above based on majority Shareholder approval. The Company's plan of operations following the transfer of assets and liabilities was to seek and complete a merger or acquisition transaction with a small or medium-sized enterprise which desires to become or remain a public Corporation. In selecting a potential merger or acquisition candidate, the Company considered many factors, including, but not limited to, potential for growth and profitability, quality and experience of management, capital requirements, and the ability of the Company to qualify its shares for trading on NASDAQ or on an exchange.

       The types of business enterprises which the Company believed might find a business combination with the Company to be attractive included acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, foreign companies desiring to obtain access to U.S. customers and U.S. capital markets, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Other acquisition candidates included those desiring to remain publicly traded as a "reporting" company. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

       The Company's balance sheet for the quarter ended June 30, 1999, reflects no current assets and current liabilities. The Company has no current plans to raise additional funds and it has no formal agreement or understanding in place with its shareholders or other persons pursuant to which they have agreed to contribute additional capital.

       On July 28, 1999, the Company was successful in finding an appropriate acquisition candidate and, pursuant to its Bylaws and general Delaware corporate law, the Company acquired approximately 90% of the assets of BioLogix International, Ltd. ("BGIX"), consisting primarily of thehealthchannel.com web site and related technology in exchange for the controlling interests of the Company (the "Acquisition"). Restricted Common Shares representing the majority controlling interests held by the directors of the Company, were transferred.

      In connection with this Change in Control, Registrant's name was changed to thehealthchannel.com, Inc. on July 28, and its headquarters were moved to 5000 Birch Street, Suite 4000, Irvine, California, 92660. Please refer to the Company's Report on Form 8-K filed on August 13, 1999.

      The acquisition closed on July 28, 1999. It is currently impracticable for the Registrant to file the required audited financial statements for this acquisition. However, the Registrant shall file such financial statements under cover of Form 8-K as soon as practicable, but no later than sixty days from the date of filing this report.

      BioLogix, headquartered in San Francisco, is a leader within the e-health portal industry. It operates the largest consumer-based health supersite (http://www.thehealthchannel.com) and world of virtual reality health and medical (http://www.virtucare.com). Thehealthchannel.com, currently indexes over 2.8 million other Internet health and health-related sites, has direct links with in excess of 1700 on-line healthcare information service centers, provides detailed coverage of nearly 700 medical conditions, offers channels for professional and personalized information, national and local TV listings, and a "virtucare" environment for health chat and interactivity. Current site expansions will also provide users with the ability to search nearly 1,000,000 additional web pages of on-line health-care information at thehealthchannel.com itself or to search the entire Internet.

Year 2000 Compliance
------------------------

All products manufactured during the second quarter of 1999 by the Company were Year 2000 compliant.


Forward Looking Statements
----------------------- ------

This statement contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this registration statement, involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts, timing of product introductions;
and the pace and success of product research and development. These and other factors may cause expectations to differ.

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings.
       ------------------------

         There are no legal proceedings pending against the Company.

Item 2.  Changes in Securities
        ------------------------

      There were no changes in securities during the second quarter of 1999. However, following the execution of the "acquisition", the Company's authorized capital stock was increased to one hundred ten million (110,000,000) and its outstanding shares of stock were restructured increase to 70,000,000 to facilitate an even exchange of shares with BGIX shareholders while allowing a 2 to 1 forward exchange for the Company's shareholders. Please see the Company's reports on Section 14(c) and on Form 8-k filed on August 13, 1999.

Item 3.  Defaults Upon Senior Securities
        ----------------------------------
                   Inapplicable


Item 4.  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     At the third annual meeting of shareholders, held on April 13, 1999, and by a unanimous vote of 64.4% of voting shares of the Company represented at the meeting, the Board of Directors was instructed to transfer all assets and liabilities of the Company and transfer said assets to a newly formed private corporation held by some or all of the Company's present Shareholders. The purpose of this action was to improve the Company's ability to raise additional growth capital for the Company as a "private" company, due to nature of the Company's thinly traded public stock and the Company's focus on building its fundamentals versus supporting public awareness of its publicly traded stock. The Board of Directors was also authorized and ordered to take all actions necessary to effect an acquisition or merger agreement for its public entity, and to restructure the Company as needed in order to provide improved liquidity to its public shareholders. The Board of Directors presented a reverse-merger candidate, Desert Sun Investments, and said candidate was approved. Furthermore, in the event the Desert Sun Investment transaction did not fully consummate, the Board of Directors was authorized to seek other appropriate acquisition or reverse-merger candidates and to effectuate an agreement.


Item 5. Other Information
        ------------------------

     Bill of Sale for "Acquisition". The Bill of Sale for the acquisition of the majority of assets of BioLogix International, Ltd., mainly the proprietary website, thehealthchannel.com and related technology, is herein referenced as Exhibit 99.


Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

            (a) Exhibits
                ---------------
                   Exhibit 27.

            (b) Additional Exhibits
                ---------------------
               Exhibit 99 - Bill of Sale

            (c) Reports on Form 8-K
                ----------------------

                Report on Form 8-K relative to the "acquisition" was filed on August 13, 1999.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE TRACKING SOLUTIONS CORPORATION
(Registrant)


S/s Dianna Cleveland
------------------------------
Dianna Cleveland, President and C.E.O., Director

Date: August 15, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



S/s Lee A. Namisniak
------------------------------------
Lee A. Namisniak, Chief Financial/Operating Officer, Director

Date:  August 15, 1999




S/s Lou Weiss
-------------------------------------
Lou Weiss, Director

Date: August 15, 1999