Form 10QSB
period 1999-09-30
THEHEALTHCHANNEL COM INC
filed 1999-11-19
CIK 1042373

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

( ) For the transition period from __________ to __________

Commission file number: 000-29822

                           THEHEALTHCHANNEL.COM, INC.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                         33-0728140
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                        3101 W. Coast Highway, Suite 175
                         Newport Beach, California 92663
                            (949) 631-8317 -telephone
                           (949) 631-2544 - facsimile
                    (Address of principal executive offices)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X          No
                                     -----           -----

         The issuer had 75,019,565 shares of its no par value Common Stock issued and outstanding as of November 15, 1999.

            Transitional Small Business Disclosure Format (check one)

                                Yes               No   X
                                     -----           -----

                           THEHEALTHCHANNEL.COM, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION


                                                                                              PAGE NO.
                                                                                              --------
         Item 1.  Financial Statements                                                           1

                  Comparative Unaudited Balance Sheet as of September 30, 1999
                  and June 30, 1999                                                               4

                  Comparative Unaudited Statements of Operations for the
                  Three Months Ended September  30, 1999 and for the
                  Period from May 1, 1999 (Inception) to September 30, 1999                      5

                  Comparative Unaudited Statements of Cash Flows for the
                  Three Months Ended September 30, 1999, and for the Period from
                  May 1, 1999 (Inception) to September 30, 1999                                  6
                  Notes to the Unaudited Financial Statements                                    8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  12


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              14

         Item 2.  Changes in Securities and Use of Proceeds                                      14

         Item 3.  Defaults Upon Senior Securities                                                14

         Item 4.  Submission of Matters to a Vote of Security Holders                            14

         Item 5.  Other Information                                                              14
         Item 6.  Exhibits and Reports on Form 8-K
                  (a)   Exhibits                                                                 14
                  (b)   Reports on Form 8-K                                                      14


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Comparative Unaudited Balance Sheet as of September 30, 1999 and June 30, 1999

         Comparative Unaudited Statements of Operations for the Three Months Ended September 30, 1999 and for the Period from May 1, 1999 (Inception) to September 30, 1999

         Comparative Unaudited Statements of Cash Flows for the Three Months Ended September 30, 1999, and for the Period from May 1, 1999 (Inception) to September 30, 1999

         Notes to the Unaudited Consolidated Financial Statements

                           THEHEALTHCHANNEL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             SEPTEMBER 30, 1999 AND
                   FOR THE PERIOD FROM MAY 1, 1999 (INCEPTION)
                              TO SEPTEMBER 30, 1999

                                                      THEHEALTHCHANNEL.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                JUNE 30, 1999 AND SEPTEMBER 30, 1999 (UNAUDITED)
-------------------------------------------------------------------------------


                                                                         Page
FINANCIAL STATEMENTS

     Balance Sheets                                                        4

     Statements of Operations                                              5

     Statements of Cash Flows                                            6 - 7

     Notes to Financial Statements                                       8 - 11


                                                      THEHEALTHCHANNEL.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                JUNE 30, 1999 AND SEPTEMBER 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


                                     ASSETS

                                                                    September 30,         June 30,
                                                                         1999               1999
                                                                    ---------------    ----------------
                                                                     (unaudited)
CURRENT ASSETS
     Cash                                                           $       131,059    $              -
     Prepaid expenses                                                         8,000                   -
                                                                    ---------------    ----------------
         Total current assets                                               139,059                   -

FURNITURE AND EQUIPMENT, net                                                562,285             581,674
                                                                    ---------------    ----------------

                 TOTAL ASSETS                                       $       701,344    $        581,674
                                                                    ===============    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $        83,081    $              -
     Accrued marketing                                                      414,482                   -
     Accrued professional fees                                              114,500                   -
     Accrued salaries                                                        48,000                   -
                                                                    ---------------    ----------------
         Total current liabilities                                          660,063                   -
                                                                    ---------------    ----------------

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value
         110,000,000 shares authorized
         107,049,558 (unaudited) and 106,819,558 shares issued
              and outstanding                                               107,050             106,820
     Paid-in capital                                                        618,409             478,639
     Deficit accumulated during the development stage                      (684,178)             (3,785)
                                                                    ---------------    ----------------
             Total stockholders' equity                                      41,281             581,674
                                                                    ---------------    ----------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $       701,344    $        581,674
                                                                    ===============    ================



                                                      THEHEALTHCHANNEL.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND
   FOR THE PERIOD FROM MAY 1, 1999 (INCEPTION) TO SEPTEMBER 30, 1999 (UNAUDITED)
------------------------------------------------------------------------------------

                                                                       For the
                                                                     Period from
                                                    For the             May 1,
                                                 Three Months            1999
                                                     Ended           (Inception) to
                                                  September 30,       September 30,
                                                      1999               1999
                                                 ---------------    ----------------
REVENUE                                          $             -     $             -

COST OF GOODS SOLD                                             -                   -
                                                 ---------------    ----------------

GROSS PROFIT                                                   -                   -

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES            680,684             684,469
                                                 ---------------    ----------------

LOSS FROM OPERATIONS                                    (680,684)           (684,469)

OTHER INCOME (EXPENSE)

     Interest income                                         291                 291
                                                 ---------------    ----------------

NET LOSS                                         $     (680,393)    $       (684,178)
                                                 ==============     ================

BASIC LOSS PER SHARE                             $        (0.01)    $          (0.01)
                                                 ==============     ================

WEIGHTED-AVERAGE SHARES OUTSTANDING                 106,839,812          106,831,817
                                                 ==============     ================


     The accompanying notes are an integral part of these financial statements.


                                                                           THEHEALTHCHANNEL.COM, INC.
                                                                        (A DEVELOPMENT STAGE COMPANY)
                                                                            STATEMENTS OF CASH FLOWS
                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND
                       FOR THE PERIOD FROM MAY 1, 1999 (INCEPTION) TO SEPTEMBER 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------------------------------
                                                                                           For the
                                                                                        Period from
                                                                         For the            May 1,
                                                                      Three Months          1999
                                                                         Ended         (Inception) to
                                                                      September 30,      September 30,
                                                                          1999               1999
                                                                    ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $     (680,393)     $    (684,178)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
         Depreciation                                                        19,389              19,389
     Decrease in
       Accounts receivable                                                        -               3,336
       Loans receivable - officers                                                -              41,952
       Inventories                                                                -              76,982
       Prepaid expenses                                                      (8,000)             (5,525)
     Decrease in
       Accounts payable                                                      83,081              52,295
       Accrued expenses                                                           -              (7,294)
       Accrued marketing                                                    414,482             414,482
       Accrued professional fees                                            114,500             114,500
       Accrued salaries                                                      48,000              48,000
                                                                    ---------------    ----------------
         Net cash provided by (used in) operating activities                 (8,941)             73,939
                                                                    ---------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisitions of furniture and equipment                                      -              33,743
     Other assets                                                                 -              27,571
                                                                    ---------------    ----------------
         Net cash provided by investing activities                                -              61,314
                                                                    ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Paid in capital                                                              -          (1,985,687)
     Subscription receivable                                                      -              60,000
     Proceeds from sale of common stock                                     140,000             473,540
     Deficit accumulated during the development stage                             -           1,425,402
                                                                    ---------------    ----------------
         Net cash provided by (used in) financing activities                140,000             (26,745)
                                                                    ---------------    ----------------

     The accompanying notes are an integral part of these financial statements.


                                                      THEHEALTHCHANNEL.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND
    FOR THE PERIOD FROM MAY 1, 1999 (INCEPTION) TO SEPTEMBER 30, 1999 (UNAUDITED)
-------------------------------------------------------------------------------------

                                                                         For the
                                                                       Period from
                                                       For the            May 1,
                                                    Three Months           1999
                                                       Ended         (Inception) to
                                                   September 30,       September 30,
                                                        1999               1999
                                                  ---------------    ----------------
                  Net increase in cash            $       131,059    $        108,508

CASH, BEGINNING OF PERIOD                                       -              22,551
                                                  ---------------    ----------------
CASH, END OF PERIOD                               $       131,059    $        131,059
                                                  ===============    ================








     The accompanying notes are an integral part of these financial statements.

NOTE 1 - BUSINESS ACTIVITY

         thehealthchannel.com, Inc., formerly known as Innovative Tracking Solutions Corporation, (the "Company") was incorporated in Delaware. It operates a consumer-based health supersite
         (http://www.thehealthchannel.com).

NOTE 2 - SIGNIFICANT TRANSACTIONS

         On April 16, 1999, the Company transferred all of its assets and liabilities based on majority stockholder approval to a newly formed private company. The Company's plan of operations following the transfer of assets and liabilities was to seek and complete a merger or acquisition transaction with a small- or medium-sized enterprise which desired to become or remain a public corporation.

         On July 28, 1999, the Company completed the following:

          1. found an appropriate acquisition candidate and, pursuant to its bylaws and general Delaware corporate law, the Company acquired assets from Biologix International, Ltd., consisting primarily of the thehealthchannel.com website and related technology in exchange for the 1,185,243 shares of the Company's common stock held by the public. The value of the 885,868 free trading shares issued by the Company is based on the Company's closing stock price of $0.531 on the date of the acquisition, July 28, 1999, and the value of the 299,375 restricted shares issued is based on a discount of 30% from the Company's closing stock price on the date of the acquisition.

          2. increased the number of authorized shares of common stock to 110,000,000.

          3. implemented a forward stock split of 28.22-to-1 of all outstanding shares of the Company's common stock outstanding as of July 29, 1999.

         In connection with this change of control, the Company's name was changed to thehealthchannel.com, Inc. on July 28, 1999. The acquisition closed on July 28, 1999.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's Amended Current Report on Form 8-K/A for the period from May 1, 1999 (inception) to June 30, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

         REVENUE AND EXPENSE RECOGNITION
         Revenue is recognized when the earning process is complete. Expenses are recognized as incurred.

         CASH AND CASH EQUIVALENTS
         For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

         FURNITURE AND EQUIPMENT
         Furniture and equipment are stated at cost. The Company provides for depreciation using the straight-line method over an estimated useful life of five years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of furniture and equipment are reflected in the statements of operations.

         BASIC NET LOSS PER SHARE
         Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred a net loss, basic and diluted loss per share are the same.

         IMPAIRMENT OF LONG-LIVED ASSETS
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no impairment has occurred.

         DEVELOPMENT STAGE ENTERPRISE
         The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

NOTE 4 - FURNITURE AND EQUIPMENT

         Furniture and equipment consisted of the following:


                                               September 30,         June 30,
                                                    1999               1999
                                              ---------------    ----------------
                                                (unaudited)

           Purchased technology               $       581,674    $        581,674
           Less accumulated depreciation               19,389                   -
                                              ---------------    ----------------

               TOTAL                          $       562,285    $        581,674
                                              ===============    ================



NOTE 5 - STOCKHOLDERS' EQUITY (UNAUDITED)

         During the three months ended September 30, 1999, the Company issued 180,000 restricted shares of the Company's common stock and 180,000 warrants to purchase restricted shares of the Company's common stock with an exercise price of $0.75 for proceeds of $135,000. The shares issued and the shares issuable upon exercise of the warrants have piggyback registration rights in the event the Company files a Registration Statement with the Securities and Exchange Commission. The warrants vest immediately and expire two years from the date of issuance.

         During the three months ended September 30, 1999, the Company issued 50,000 restricted shares of the Company's common stock for proceeds of $5,000. The shares issued have piggyback registration rights in the event the Company files a Registration Statement with the Securities and Exchange Commission.

                    PART I - FINANCIAL INFORMATION CONTINUED

 Item 2 Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         thehealthchannel.com, Inc., formerly known as Innovative Tracking Solutions Corporation (the "Company") was incorporated in Delaware on September 6, 1996. It operates a consumer-based health supersite
(http://www.thehealthchannel.com).

         On April 16, 1999, the Company transferred all of its assets and liabilities based on majority stockholder approval to a newly formed private company. The Company's plan of operations following the transfer of assets and liabilities was to seek and complete a merger or acquisition transaction with a small or medium-sized enterprise which desired to become or remain a public corporation.

         On July 28, 1999, the Company was successful in finding an appropriate acquisition candidate and, pursuant to its bylaws and general Delaware corporate law, the Company acquired certain assets of Biologix International, Ltd., consisting primarily of thehealthchannel.com website and related technology in exchange for the controlling interests of the Company. Restricted common shares, representing the majority controlling interests held by the directors of the Company, were transferred.

         In connection with this change of control, the Company's name was changed to thehealthchannel.com, Inc. on July 28, 1999. The Acquisition closed on July 28, 1999 (the "Acquisition").

         With headquarters at 5000 Birch Street, Suite 4000, Newport Beach, California, thehealthchannel.com is a comprehensive health information Internet portal that offers a one-step access point for consumers and professions who want to explore a broad array of health topics. The portal currently indexes more than 2.8 million other Internet health and health-related sites, has direct links with more than 1,700 online health-care information service centers, provides detailed coverage of some 700 medical conditions, and is nearly 1 million web pages in size. Consumers may access a global library of health-care information while searching for products and services. The site offers a complete Internet portal for state-of-the-art continuing medical education for professionals. It is also linked to more than 3 million URLs through various other strategic alliances, such as Infoseek.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUE

         The Company is a development stage company and had no revenues for the three months ended September 30, 1999

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The Company incurred costs of approximately $405,000 for the three months ended September 30, 1999 for launching its advertising campaign in support of its health-care web site. In addition, it expended approximately $160,000 in connection with the development of the web site.

LOSS FROM OPERATIONS

         The Company incurred a loss from operations of $680,684 for the three months ended September 30, 1999.

OTHER INCOME

         The Company earned $291 in interest income for the three months ended September 30, 1999.

NET LOSS

         The Company had a net loss of $680,393 or $(0.01) per share.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily funded its capital requirements through private equity infusions. The Company is currently conducting a private offering to accredited investors only of units, each unit consisting of one share of the Company's Common Stock and one Warrant exercisable for a term of two years (the "Units"). The Company originally priced this offering at $0.75 per Unit with a $0.75 exercise price on the Warrants. However, the price of the Company's publicly traded stock dropped precipitously since the beginning of this private offering and the Company is now offering the Units at $0.45 with a $0.45 exercise price on the Warrants. The Company will raise of a maximum of $5,000,000 under this private offering. This private offering is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act.

         At September 30, 1999, the Company had outstanding current liabilities of $660,063 consisting of accounts payable $83,081, accrued marketing $414,482, accrued professional fees $114,500, and accrued officers salaries $48,000. All officers of the Company have agreed to defer their compensation until such time as the Company has the financial ability to pay compensation. The Company anticipates satisfying its current liabilities in the ordinary course of business from revenues and accounts receivable.

         Over the next 12 months, the Company plans to upgrade its management information system, telecommunications system and office equipment to accommodate anticipated growth plans. However, the Company will not perform any upgrades until its management believes it has sufficient revenues to accommodate such upgrades.

         The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         To the best knowledge of management, there are no litigation matters pending or threatened against the Company which are not in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  (10) 24/7 Media Inc. Network Affiliation Agreement, dated September 9, 1999
                  (27)  Financial Data Schedule

          (b)     REPORTS ON FORM 8-K:

                  On August 13, 1999, the Company filed a report on Form 8-K disclosing the Acquisition described in Part 1, Item 2, the Company.

                  On October 12, 1999, the Company filed a report on Form 8-K/A to submit the financial information required for the Acquisition.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THEHEALTHCHANNEL.COM, INC.

Date:    November 17, 1999         /s/  DONALD SHEA
                                   -------------------------------------
                                   Donald Shea, President



Date:    November 17, 1999         /s/  THOMAS LONERGAN
                                   -------------------------------------
                                   Thomas Lonergan, Chief Operating Officer,
                                   Vice President, Secretary, and Chief
                                   Financial Officer