Form 10KSB40
period 1999-12-31
THEHEALTHCHANNEL COM INC
filed 2000-03-21
CIK 1042373

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                  FORM 10-KSB
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      or
         / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 000-29822
                            THEHEALTHCHANNEL.COM, INC.
              (Name of small business issuer as specified in its charter)

                     DELAWARE                                  33-0728140
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  Identification Number)

         3101 WEST COAST HIGHWAY, SUITE 175
         NEWPORT BEACH, CALIFORNIA                               92663
         (Address of principal executive offices)             (Zip code)

                                 (949) 476-3602
                 (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                  (None)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ X ]

Registrant's revenues for its fiscal year ended December 31, 1999, were $-0-. As of March 16, 2000, Registrant had 75,000,000 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $50,764,850. This calculation is based upon the closing sales price of $0.75 per share on March 13, 2000.

Transitional Small Business Disclosure Format (check one).   Yes [ ]     No [X]

                                         TABLE OF CONTENTS


PART I                                                                                           PAGE
Item 1            Description of Business                                                          1

Item 2            Description of Property                                                          7

Item 3            Legal Proceedings                                                                7

Item 4            Submission of Matters to a Vote of Security Holders                              8

PART II

Item 5            Market for Common Equity and Related Stockholder Matters                         8

Item 6            Management's Discussion and Analysis                                             9

Item 7            Financial Statements                                                            10

Item 8            Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                            11

PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                               11


Item 10           Executive Compensation                                                          13

Item 11           Security Ownership of Certain Beneficial Owners and Management                  14

Item 12           Certain Relationships and Related Transactions                                  14

PART IV

Item 13           Exhibits and Reports on Form 8-K                                                15

                                       PART I

ITEM 1 - BUSINESS

              A.      BUSINESS DEVELOPMENT

                      1.       FORM AND YEAR OF ORGANIZATION

         Innovative Tracking Solutions Corporation, also known as InTracks Corporation ("IVTX" or "the Predecessor Company") was incorporated under the laws of the state of Delaware on September 4, 1996. IVTX was formed to develop, manufacture, and market a broad range of simple and creative products to solve typical problems associated with the fast-paced nature of modern individuals and businesses.

         IVTX's initial operations included the further development and manufacture of the Smart Kitchen-TMpatented food storage tracking system invented by IVTX' founders and licensed exclusively to IVTX. Based on the then current financial condition of IVTX and the cost to launch this product into the consumer marketplace, management of IVTX decided to postpone the launch in favor of the development and launch of an additional product, the Private Practice-TM-Vibration Reminder Disk, which management of IVTX felt held greater market potential and lower manufacturing and marketing costs. IVTX secured exclusive marketing rights to the product and launched it into test markets in November 1997.

         In March 1998, a market maker filed a 15c2-11 statement with the National Association of Securities Dealers, Inc. ("NASD") and IVTX's stock was cleared to trade on the Over-the-Counter Bulletin Board (Symbol: IVTX) on April 21, 1998.

         In early 1999, IVTX management determined that the "public" status of IVTX was detrimental to IVTX' operations due to the time and expense burdens of being a public company. IVTX management then decided to take the operations of IVTX "private" by transferring all IVTX assets and liabilities to a newly formed private company and selling the public shell to a suitable company, preferably in the healthcare industry. On April 13, 1999, IVTX obtained written approval of 64.4% of the total voting stock of IVTX voting "for" taking the operations of IVTX private and selling the public shell to a suitable company.

         On April 14, 1999, IVTX transferred all of its assets and liabilities based on majority stockholder approval to a newly formed private company, Innovative Tracking Solutions Corporation, a Nevada corporation, incorporated on March 29, 1999.

         In June 1999, IVTX was introduced to thehealthchannel.com, a consumer-based health Internet web site (http://www.thehealthchannel.com). On July 28, 1999, IVTX, pursuant to its bylaws and general Delaware corporate law, acquired a certain asset of Biologix International, Ltd., a Delaware corporation ("Biologix") consisting of thehealthchannel.com web site and its related technology in exchange for the controlling interests of IVTX. In connection with this change of control, IVTX' name was changed to thehealthchannel.com, Inc. on July 28, 1999. The Acquisition closed on July 28, 1999 (the "Acquisition").

         Biologix paid $250,000 for 2,550,000 shares of common stock of IVTX , representing the majority controlling interests held by the officers and directors of IVTX. Additionally, Biologix agreed to contribute its thehealthchannel.com asset to IVTX in exchange for the IVTX shareholders agreeing to split their stock and exchange shares with the shareholders of Biologix. The shares of stock of IVTX were forward split 28.22-for-one and the IVTX shareholders agreed to exchange each share they held of IVTX stock for two shares of common stock of IVTX under its new name of thehealthchannel.com, Inc. and exchange 26.22 shares each with the shareholders of Biologix on a one-for-one basis (the "Exchange"). At the time of the Exchange, IVTX had 139 shareholders.

         The Exchange was announced to shareholders of both IVTX and Biologix through press releases and a letter to IVTX shareholders. After the forward stock split, the Company (thehealthchannel.com, Inc. formerly Innovative Tracking Solutions Corporation) had 106,819,558 shares of common stock issued and outstanding. The Exchange began on August 6, 1999 and ended on October 31, 1999 to ensure that all shareholders had enough time and notice to exchange their shares. Following the conclusion of the Exchange period, the Company had approximately 31,800,000 shares reserved for exchange with Biologix shareholders that were not exchanged and therefore cancelled those extra shares and now has 75 million issued and outstanding shares of common stock, of which approximately 30 million shares are in the public float.

                   2.     ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

         Not Applicable.

                   3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

         See discussion in Item 1 - Business, A. Business Development, 1. Form and Year of Organization.

              B.      BUSINESS OF ISSUER

         thehealthchannel.com is a comprehensive health information Internet portal that offers a one-step access point for consumers and professionals who want to explore a broad array of health topics. The portal currently indexes more than 2.8 million other Internet health and health-related sites, has direct links with more than 2,800 online health-care information service centers, provides detailed coverage of some 700 medical conditions, and is nearly 1 million web pages in size. Consumers may access a global library of health-care information while searching for products and services. The site offers a complete Internet portal for state-of-the-art continuing medical education for professionals. It is also linked to more than 3 million URLs through a strategic alliance with Infoseek. Infoseek is the company with which thehealthchannel.com has contracted to use their "Ultra Seek" search engine to link up with all the sources for medical information on the Company's web site.

                   1.     PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKET

     A.       THE MARKET

THE INTERNET

         IDC estimates that the number of users accessing the Worldwide Web will grow from 28 million in 1996 to 175 million in 2001 and that the amount of commerce conducted over the web will increase from approximately $2.6 billion in 1996 to $220 billion in 2001. Growth in Internet usage has been fueled by a number of factors, including the large and growing base of personal computers installed in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among consumer and trade customers.

         The emergence of the Internet as a significant communications medium is driving the development and adoption of web content and commerce applications that offer both convenience and value to consumers, as well as unique marketing opportunities and reduced operating costs to business. A growing number of consumer and trade customers have begun to conduct business on the Internet including paying bills, booking airline tickets, trading securities and purchasing consumer goods (e.g., personal computers, consumer electronics, compact disks, books, groceries and vehicles). Moreover, online transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary.

TELEMEDICINE

         Telemedicine is the practice of providing healthcare and healthcare information and services on-line via the Internet. Due to the convergence of advanced image transmission and computer technology, price declines in hardware, and providers' quests to improve both the quality and access of care and their competitive position in urban and rural markets, the interest in telemedicine is now at an all-time high. Its use as a tool for clinical consultation, linking the various elements of an integrated network, including homes and long-term care facilities is expanding rapidly. However, many unresolved issues remain, such as liability, reimbursement and other economic factors, clinical expectations, ease of use and licensing of technology and expertise, among others.

         Although now a rapidly emerging and burgeoning industry, telemedicine has existed in this country for almost 40 years. The first known project involved the transmission of neurological records across the campus of the University of Nebraska in 1959. Five years later, the university established a link with a state mental hospital 112 miles away. Since that time, many state and federal agencies as well as private insurers, managed care organizations (MCO's), software companies, and medical device manufacturers have created their own telemedicine initiatives. Although the total amount of money spent on telemedicine research and development is unknown, a recent report by the U.S. General Accounting Office places telemedicine investments by nine federal departments and independent agencies at $646 Million for fiscal years 1994-96.

         Based on the Company's experience, internet companies compete by providing quality content and creating a body of users through advertising and word-of-mouth. The Company believes that it will succeed by providing quality content and by advertising its web site on third-party web sites and in more traditional media.

         B.       PRINCIPAL PRODUCTS AND SERVICES

THEHEALTHCHANNEL.COM

         Thehealthchannel.com provides health-related content and programming for the world wide web targeted at consumer access vis-a-vis the Internet, web-TV and/or other means of network access. Web site:
www.thehealthchannel.com.

         The Company's revenue model comes with six variants of revenue sources:

         1: Advertising Revenue Model. Banner and "time-out" advertising. Banner advertising is an advertisement that appears on a web site concurrently with the content, usually at the top and/or bottom of a web page. Time out advertising refers to inserting a one to three second full page advertisement as a precursor to the content information appearing on a web page.

         On September 9, 1999, the Company entered into an agreement with 24/7 Media, Inc. ("24/7"). 24/7 operates a network of Internet Web sites (the "24/7 Network") for which it solicits advertisers, advertising agencies, buying services or others ("Advertisers") regarding the placement of advertising banners and similar devices and sponsorships ("Advertising") for display on pages, screens, and other segments or spaces on Internet Web sites.

         The Company granted 24/7 the worldwide exclusive right to sell all Advertising on the Company's web site for a term of one year. For all advertising revenues generated by 24/7, the Company shall pay 24/7 a percentage based upon the number of impressions on the Company's web site according to the following chart:

Number of Impressions                       Percentage Retained by 24/7
Delivered in Preceding Month                for Current Month
999,999 to 2,000,000                        50%

2,000,000 to 2,999,999                      45%
3,000,000 to 4,999,999                      40%
5,000,000 to 14,999,999                     35%
15,000,000+                                 30%.

         To date, the Company has not generated any advertising revenue from this agreement with 24/7.

         The Company has no other agreements for advertising on its web site.

         2: Retail Sales Model. Companies will sell their products and services on their site with referrals from the Company and the Company will receive commissions. While the Company presently has no relationships of this type, it is expected that companies selling their products and services on thehealthchannel.com will handle all production and distribution themselves.

         3: Portal/Information Center. Companies pay to have products and services listed in thehealthchannel.com broadband portal. The Company presently has no relationships of this type.

         4: Subscription model. The Company could charge users to access information certain portions of the Company's web site. The Company is not currently charging users to access any portions of the Company's web site.

         5. Affiliate/Affinity model. The Company's web site would offer goods and services from companies that it has a direct relationship with so that the Company may share in the revenues. The Company presently has no relationships of this type.

         6. Auction model. thehealthchannel.com would offer the forum for companies to "auction" their goods or services. While the Company presently has no relationships of this type, it is expected that companies auctioning goods and services on thehealthchannel.com will handle all production and distribution themselves.

                  2.    DISTRIBUTION

         thehealthchannel.com, Inc. (the "Company") distributes its web site content via the Internet.

                   3.   STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE.

         On August 11, 1999, the Company entered into an agreement with Market Pathways, a financial relations firm. Market Pathways handles the dissemination of the Company's press releases, helps draft press releases, and answers questions about the Company from Company shareholders and the marketplace in general. Market Pathways receives a fee of $4,000 per month for these services plus a one-time fee of 85,000 shares of common stock of the Company, restricted under Rule 144 of the Act.

         On July 13, 1999, the Company entered into a Consulting Agreement with Ocean View Management, LLC. Under the Consulting Agreement, Ocean View Management will establish and maintain an accounting system for the Company, balance the Company's books, and provide cash management services. In exchange for these services, Ocean View Management received a one time payment of 75,000 shares of the Company's common stock and receives a cash payment of $3,000 per month. The Agreement is terminable upon notice by either party.

         On December 1, 1999, the Company unveiled an updated version of its web site hosted by DVCi Technologies. Pursuant to an agreement of October 22, 1999, DVCi Technologies (a) creates image and brand recognition for the Company along with short and long term media strategies; and (b) provides web site hosting and software development for the Company's web site, thehealthchannel.com. DVCi arranges for hardware leasing, software applications, hosting services, and human resources for approximately $136,000 in two equal payments, all of which have been made.

                   4.     COMPETITION

         The online commerce industry, particularly on the Internet, is new, rapidly evolving and intensely competitive, which the Company expects to intensify tin the future. Barriers to entry are minimal, allowing current and new competitors to launch new web sites at a relatively low cost. The company currently or potentially competes with other companies which have health care web sites. These competitors include InteliHealth, OnHealth, Web MD, Koop.com, and YourHealth.com.

         The Company believes that the principal competitive factors in its market are brand name recognition, wide selection, personalized service, ease of use, 24-hour accessibility, customer service, convenience, reliability, quality of search engine tools, and quality of editorial and other site content. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than the Company. In addition, other web sites may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to devote greater resources to marketing and promotional campaigns, and devote substantially more resources to web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished franchise value. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. In addition, companies that control access to transactions through network access or web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

         The Company will consider conducting acquisitions of its competitors and/or complementary businesses in the future, but is not contemplating any acquisitions as of the date of this document.

                   5.     THE SOURCES AND AVAILABILITY OF RAW MATERIALS

         The content for the Company's web site comes from three primary sources:

         1: HTML links. Programmed medical content links from the Infoseek search engine (ultraseek). thehealthchannel.com has currently has over 2,800 links.

         2: Strategic Alliances and Business Relationships. These come in many different forms. For example, medical education, alternative medicine, pharmacy, library, and journals may enter into relationships with the Company to provide information to the Company's web site ("Information Relationships"). Concerning Information relationships, the Company presently has one information relationship with ScreamingMedia.Net, Inc which provides the Company with daily content feed for the Headline section of thehealthchannel.com web site. This is a one year term relationship that allows the Company to set filters for specific content and draw up to 500 stories per month at a cost of $3,250.00 per month.

         The Company also expects to have numerous relationship with third party e-commerce companies offering their products and services to thehealthchannel.com users. This will either be through direct advertising of the third party e-commerce site on thehealthchannel.com site or through a commission agreement whereby the Company would receive a commission for any product purchased from the third party e-commerce site by thehealthchannel.com user. In this regard, there are presently no existing relationships.

         3:        Original content: The Company has a diverse, experienced
board of directors (see "Management") and advisors who provide original content for the Company's site in their areas of expertise.

                   6.     DEPENDENCE ON A SINGLE OR FEW CUSTOMERS

         Not Applicable.

                   7.     INTELLECTUAL PROPERTY

         The Company currently has an application pending with the United States Patent and Trademark Office ("PTO") for registration of the name
"thehealthchannel.com" as a trademark. The Company has also registered the web site domain name of www.thehealthchannel.com.

         The Company does not rely on proprietary technology in providing its healthcare information over the Internet. While the Company uses technology which has been customized for its own purposes, the Company has deliberately avoided becoming overly dependent on any one technology. By avoiding reliance on any one technology, the Company will be able to take advantage of technological advances to provide improved accessibility to its content.

         The Company has no collective labor agreements.

                   8.     GOVERNMENT APPROVAL.

         The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         Permits or licenses may be required from federal, state or local government authorities to operate on the Internet. No assurances can be made that such permits or licenses will be obtainable. The Company may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world.

                  9.   EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

         See discussion in Paragraph 8, Government Approval above.

                 10.   RESEARCH AND DEVELOPMENT COSTS.

         Since the Company began operations it has spent approximately $50,000 on the research and development of its proprietary technology. The revenues the Company achieve will be primarily from strategic alliances and direct customer revenues. Fees generated, while paying directly for research and technology costs accrued to date, will also fund the operations of the Company, which includes funding on-going technological development.

                 11. COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

         The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, the Company does not own any real property which would lead to liability as a landowner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

                 12.   EMPLOYEES

         As of the date hereof, the Company employed four full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. Long term, the Company will attempt to hire additional employees as needed based on its growth rate.

ITEM 2 - PROPERTIES

         The main administrative offices of the Company are located at 3101 West Coast Highway, Suite 175, Newport Beach, California 92663, consisting of 1,850 square feet, with a monthly lease payment of $3,000, pursuant to an oral agreement.

ITEM 3 - LEGAL PROCEEDINGS

         thehealthchannel.com has been named as a cross-defendant in a cross-complaint filed by Michael Grandon in an action pending in the Superior Court State of California for the County of San Francisco, Case No. 307364. This action was initiated by Biologix International, Ltd. against Michael Grandon on October 22, 1999. The complaint of Biologix International, Ltd. alleges causes of action against Michael Grandon for: (1) temporary restraining order and preliminary and permanent injunction; (2) breach of fiduciary duty; (3) fraud by intentional misrepresentation; (4) conversion;
(5) possession of personal property; (6) declaratory relief; and (7) accounting. The claims alleged by Biologix International, Ltd. relate to the actions and conduct of Mr. Grandon while an officer and director of Biologix International, Ltd. thehealthchannel.com is named as a cross-defendant in the cross-complaint of Michael Grandon in a cause of action for breach of contract based upon an alleged employment agreement between Michael Grandon and Biologix International Ltd. Mr. Grandon claims that this alleged employment agreement is the responsibility of thehealthchannel.com based upon thehealthchannel.com's purchase of the internet related assets of Biologix International Ltd. thehealthchannel.com was served with the cross-complaint on December 14, 1999. Mr. Grandon seeks $400,000 in damages and options to purchase one million shares of Biologix stock. thehealthchannel.com has answered the cross-complaint denying the allegations of Mr. Grandon. thehealthchannel.com will aggressively defend the claims asserted by Mr. Grandon.

         In the summer of 1999, Sandra Redding and Marshall Redding (the "Reddings"), threatened the Company with litigation over the following dispute:
Sandra Redding is a former officer and director of I.Q. Now Corporation (IQ Now"). Ms. Redding alleges to have made a series of loans to IQ Now in excess of $250,000 for the purpose of funding the operations of IQ Now (the " Loans") and these Loans were never repaid. In September 1997, IQ Now sold substantially all of its assets to Biologix in exchange for a warrant for common stock of Biologix. In July 1999, BIOLOGIX sold its internet related asset to the Company in exchange for common stock of IVTX. The Reddings are now threatening litigation against IQ Now, Biologix, and the Company for re-payment of the loans. The Company is currently settling this matter to avoid litigation through the issuance of restricted stock. The total claim is for $260,000 plus interest.

         In March, 1999, the law firm of Fields, Israel & Benning sought collection for their past due account with IQ Now in the amount of $13,558.39. This past due amount was never paid by IQ Now. In September 1997, IQ Now sold substantially all of its assets to Biologix in exchange for a warrant for common stock of Biologix. In July 1999, Biologix sold its internet related asset to the Company in exchange for common stock of IVTX. Fields, Israel & Benning are now seeking collection of the past due account from IQ Now, Biologix, and the Company. The Company is attempting to settle this matter to avoid litigation. The total claim is for $13,558.39 plus interest.

         To the knowledge of management, there is no material litigation pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  MARKET INFORMATION

         The Company's Common Stock has been quoted on the over-the-counter bulletin board system ("OTC Bulletin Board") since April 1998, formerly under the symbol IVTX, and since its name change, under the symbol THCL. However, on January 13, 2000, as the Company's Form 10-SB had not yet cleared all SEC comments, the Company's common stock was no longer eligible for quotation on the OTC Bulletin Board, but started being quoted on the "Pink Sheets."

         The following table sets forth the high ask and low bid prices for the Company's common stock as reported on the OTC Bulletin Board.

         The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:


Period Reported                                  High Ask                  Low Bid
Quarter ended June 30, 1998                      2 1/2                     1 7/64
Quarter ended September 30, 1998                 2 7/64                    0 7/8
Quarter ended December 31, 1998                  1 3/4                     0 9/16
Quarter ended March 31, 1999                     3.00                      0 9/16
Quarter ended June 30, 1999                      3 1/4                     0 1/2
Quarter ended September 30, 1999                 4 5/8                     0 5/16
Quarter ended December 31, 1999                  0 11/16                   0 9/32

         (b)  STOCKHOLDERS

         As of March 16, 2000, the Company had approximately 715 holders of Company Common Stock.

         (c)  DIVIDENDS

         The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following shows the annual amounts which the Company anticipates paying each executive officer for the fiscal year ending December 31, 2000. The officers joined the Company on July 28, 1999. No officer received any salary in 1999.


SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                          YEAR              ANNUAL SALARY(1)(2)(3)
Donald A. Shea,
Chief Executive Officer                              2000              $144,000
Thomas P. Lonergan, Chief
Operating Officer, Vice President,
Chief Financial Officer                              2000              $144,000
All Officers as a Group (2 persons)                  2000              $288,000

(1) No officers received or will receive any bonus or other annual compensation other than salaries during 2000. The Company does not provide any personal benefits to offices of the Company, such as the cost of automobiles, life insurance, and supplemental medical insurance. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal 2000 will not exceed the lesser of $50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, $50,000 times the number of person sin the group or ten percent of the group's aggregate cash compensation.

(2) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during 2000.

(3) No officers received or will receive any awards, including stock awards or securities underlying options, during 2000.

         Directors are not compensated for their services.

EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with Donald J. Shea, its President, dated September 1, 1999. This agreement has a term of three years and provides for salary of $144,000 per year, four weeks of vacation per year, and eligibility to participation in all Company benefit programs. There is no severance provision.

         The Company has an employment agreement with Thomas P. Lonergan, its Vice President, Chief Operations Officer, Secretary, and Chief Financial Officer, dated September 1, 1999. This agreement has a term of three years and provides for salary of $144,000 per year, four weeks of vacation per year, and eligibility to participation in all Company benefit programs. There is no severance provision.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has a Consulting Agreement with Jeffrey Berg, a director of the Company, whereby, for a one time payment of 22,000 shares of common stock of the Company, Mr. Berg assists the Company in locating, negotiating, and managing its financing.

ITEM 8.  DESCRIPTION OF SECURITIES.

         The authorized capital stock of the Company currently consists of 110,000,000 shares of Common Stock, $.001 par value. The Company has no shares of Preferred Stock.

         The Company's Transfer Agent is Continental Stock Transfer & Trust Company, 2 Broadway, 19th Floor, New York, New York 10004.

         The following summary of certain terms of the Common Stock does not purport to be complete and is subject to, and qualified in its entirety by, the provisions of the Company's Articles of Incorporation and Bylaws.

COMMON STOCK

         As of the date of this report, there are 75,000,000 shares of Common Stock outstanding.

         Holders of Common Stock are each entitled to cast one vote for each share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid until the Company is profitable.

         Holders of Common Stock do not have preemptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable and all of the shares of Common Stock offered hereby will be, upon issuance, fully paid and non-assessable.

                               PART II - OTHER INFORMATION

ITEM 7.   FINANCIAL STATEMENTS

         The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (1)      DISMISSAL OF PRINCIPAL ACCOUNTANTS.

         The Registrant terminated Singer Lewak Greenbaum & Goldstein, LLP, Certified Public Accountants & Management Consultants ("Singer Lewak"), as its principal accountant as of November 29, 1999. The principal accountant's report on the financial statements of the Registrant contained no adverse opinion or a disclaimer of opinion, or was qualified nor modified as to uncertainty, audit scope, or accounting principles. The termination of Singer Lewak was approved by the Board of Directors. During the Registrant's two most fiscal years and any subsequent interim period preceding such registration, declination, or dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         (2)    ENGAGEMENT OF NEW PRINCIPAL ACCOUNTANTS.

         The Company engaged Stonefield Josephson, Inc. on November 29, 1999 as its principal accountants. Stonefield, Josephson's business address is 1620 26th Street, Suite 400 South, Santa Monica, California, 90404. Stonefield, Josephson replaces Singer Lewack. Stonefield Josephson conducted the audits for which financial staements are attached. Neither the Company nor anyone on its behalf has consulted Singer Lewack during the two most recent past fiscal years regarding any matter for which reporting is required under Regulation S-B, Item 304(a)(2)(i) or (ii) and the related instructions. The decision to engage Stonefield, Josephson was approved by the Board of Directors.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. Each year the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

         The directors and executive officers of the Company are as follows:

         NAME                          AGE                        OFFICE
----------------------------------------------------------------------------------------------------------
Donald A. Shea                          64                Chief Executive Officer, President, and
                                                          Chairman of the Board of Directors
Thomas Lonergan                         47                Chief Operating Officer, Vice President,
                                                          Secretary, Chief Financial Officer, and Director
Balazs Imre Bodai, M.S., M.D.           45                Director
Jeffrey H. Berg, MBA, Ph.D.             59                Director
Joseph Song, M.D., F.A.C.C.             40                Director
----------------------------------------------------------------------------------------------------------

         All directors have been with the Company since July 28, 1999 and serve for one year terms.

         DONALD J. SHEA, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN. From July 1999 through the present, Mr. Shea is the President and Chairman of Biologix International, Ltd. From September 1997 through July 1999, he was a board member of Biologix International, Ltd. From 1995 through 1997, Mr. Shea was Marketing Consultant to Marketing Insights, Inc., a new product development Company in Princeton, New Jersey. Prior to that he was President of Avonwood Capital Corporation, Philadelphia, Pennsylvania, a Venture Capital/Management Consulting firm; and President of Brilliant Enterprises, Inc., Philadelphia, Pennsylvania, a dental products manufacturer. Mr. Shea was also the former President and CEO of Clairol, Inc., a Division of Bristol-Myers Squibb, former Vice-President of Bristol-Myers Squibb. Mr. Shea brings over 35 years of consumer products marketing and general management experience to the Company.

         THOMAS P. LONERGAN, M.S., M.B.A., CHIEF OPERATING OFFICER, VICE PRESIDENT, SECRETARY, CHIEF FINANCIAL OFFICER, AND DIRECTOR. From July 1999 through the present, Mr. Lonergan is a Director, Vice President, Chief Operating Officer, Secretary, and Treasurer of Biologix International, Ltd. Mr. Lonergan was the co-founder and Vice Chairman of IQ NOW Corporation, a deliverer of healthcare information on the Internet from 1992 through 1999. Previously, he was a Regional Director of

Cardiology for Tenet Medical Group, former Director of Clinical Services at Downey Community Hospital, and has been a hospital administrator for 20 years. He was responsible for $70 million budget and manages over 200 employees. For 11 years he has been an instructor and director of medical technology at Coast College. Mr. Lonergan is co-founder of the American College of Cardiovascular Administrators. He has an Associate of Arts (Pre-Medicine) from Cerritos Junior College (1971), a Bachelor of Science (Pre-Medicine) from the University of California, Irvine (1973), and an Executive Masters Degree of Business Administration from Pepperdine University (1990).

         BALAZS IMRE BODAI, M.D., DIRECTOR. From 1985 and continuing through the present, Dr. Bodai is the Chief of Surgery at Kaiser Permanente Medical Center, Sacramento, California. He is also President of B and B Medical Research Technology, Inc., Sacramento, California; an Associate Clinical Professor of Surgery at the University of California at Davis; a Consultant to COAT, Johnson & Johnson, Newark, New Jersey; and a Senior Consultant to Sontek Medical, Inc., Higham, Massachusetts. "Ernie" holds a Bachelor of Science and Master of Science Degrees from the School of Medicine at the University of California at Los Angeles, and a Doctor of Medicine Degree from the University of California at Davis. He is author and co-author of over 120 scientific and clinical publications in various of the leading medical journals, author of a surgery text book, and is well-recognized within the field of emergency and critical care medicine.

         JEFFREY H. BERG, PH.D., DIRECTOR. Dr. Berg holds an MBA and Ph.D. in Chemistry from New York University. From September 1995 through the present, he is a senior research analyst for M.H. Meyerson & Co., Inc. From 1991 through the present, he is the President of Health Care Insights. Mr. Berg was Chicago Corporation's senior medical advisor from 1991 to 1992. Mr. Berg was security analyst for William K. Woodruff & Co. from 1990 to 1991 and Vice-President of Research for J.C. Bradford & Co. from 1987 to 1990. From 1981 to 1987 he was Vice-President of the Health Care Division of PA Consulting Services, Inc. of London, England, specializing in international technology and new product surveillance, venture capital investment, acquisition studies, and state-of-the-art for diverse areas of health care. During the 1970s, Mr. Berg developed products and conducted research for General Foods, the Patient Care Division of Johnson & Johnson Products, Inc., the Consumer Products Division of Ortho Pharmaceutical Corporation; and staffed and supervised scientists and engineers at the R&D laboratories for development of varied medical and health care products within the Johnson & Johnson family of companies. Dr. Berg holds several patents in the area of biosensor and disposable electrode technology. He has published a number of articles on topics such as biosensors, cancer therapy, biopharmaceuticals, drug infusion devices and industrial biotechnology. Dr. Berg serves as a liaison with the investment banking and scientific communities.

         JOSEPH SONG, M.D., F.A.C.C., DIRECTOR. From 1994 through the present, Dr. Song has his own practice in Interventional Cardiology. From 1991 through 1994, he was an Interventional Cardiologist with Internal Medicine Specialists Medical Group, Inc. He is a Lecturer and Moderator at Downey Foundation Hospitals. Dr. Song is Clinical Assistant Professor of Medicine/Cardiology at the College of Osteopathic Medicine of the Pacific in California and a member of the Teaching Staff of the Family Practice Internship/Residency Program at Rio Hondo/Downey Community Hospital, California. He is certified by the American Board of Internal Medicine and the American Board of Cardiovascular Dieases. Dr. Song received an A.B. in Physics from Washington University in St. Louis Missouri in 1982 and his M.D. from University of Missouri-Columbia School of Medicine in 1986.

         (b)       COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE
ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 1999 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with. [check this]

ITEM 10-EXECUTIVE COMPENSATION

         (a)      SUMMARY COMPENSATION AND OPTIONS

         The following shows the annual amounts which the Company anticipates paying each executive officer for the fiscal year ending December 31, 1999. The officers joined the Company on July 28, 1999. The following officers of the Company received the following annual cash salaries and other compensation:


SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                          YEAR              ANNUAL SALARY(1)(2)(3)
Donald A. Shea,
Chief Executive Officer                              1999              $144,000
Thomas P. Lonergan, Chief
Operating Officer, Vice President,
Chief Financial Officer                              1999              $144,000
All Officers as a Group (2 persons)                  1999              $288,000

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal 1999. The Company does not provide any personal benefits to offices of the Company, such as the cost of automobiles, life insurance, and supplemental medical insurance. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 1999 will not exceed the lesser of $50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, $50,000 times the number of person sin the group or ten percent of the group's aggregate cash compensation.

(2) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal 1999.

(3) No officers received or will receive any awards, including stock awards or securities underlying options, during fiscal 1999.

         (b)      EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with Donald J. Shea, its President, dated September 1, 1999. This agreement has a term of three years and provides for salary of $144,000 per year, four weeks of vacation per year, and eligibility to participation in all Company benefit programs. There is no severance provision.

         The Company has an employment agreement with Thomas P. Lonergan, its Vice President, Chief Operations Officer, Secretary, and Chief Financial Officer, dated September 1, 1999. This agreement has a term of three years and provides for salary of $144,000 per year, four weeks of vacation per year, and eligibility to participation in all Company benefit programs. There is no severance provision.

         (c)      COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

         ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of the date of this Prospectus by: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.


                                         Shares of                              Percent
Name and Address                       Common Stock(1)                         of Class(2)
Donald A. Shea(2)                           415,500                               *
Thomas P. Lonergan(2)                       2,586,009                             3.4%
Balazs Imre Bodai, M.S., M.D.(2)            1,335,000                             1.8%
Jeffrey H. Berg, MBA, Ph.D.(2)                 443,400                            *
Joseph Song, M.D.(2)                        2,533,625                             3.4%
All Officers and Directors
as a Group (5 persons)                      7,313,534                             9.8%
---------------

*        Less than one percent

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) c/o Company's address: 3101 West Coast Highway, Suite 175, Newport Beach, California 92663.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                       PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K


      (a)         EXHIBITS

3.1      Articles of Incorporation*
3.2      Amendment to Articles of Incorporation*
3.3      Certificate of Correction to Articles of Incorporation*
3.4      By-laws*
3.5      Amended By-laws*
4.1      Specimen Certificate of Common Stock*
4.2      Specimen Warrant Certificate of Common Stock*
10.1     Acquisition, Stock Purchase, and Exchange Agreement, dated July 28, 1999*
10.8 Stock Purchase Agreement and Warrant Agreement (form) for pending private placement*
10.9     24/7 Media Inc. Network Affiliation Agreement, dated September 9, 1999*
10.10    Employment Agreement with Thomas P. Lonergan, dated September 1, 1999*
10.11    Employment Agreement with Donald A. Shea, dated September 1, 1999*
10.12    Consulting Agreement with Ocean View Management Group, LLC, dated July
         13, 1999*
10.13    Custom Content Service Agreement with ScreamingMedia.Net, Inc., dated
         September 27, 1999*
10.14 Agreement for Financial Public Relations Services with Market Pathways, dated August 11, 1999*

10.15    DVCi Technologies, Inc. thehealthchannel.com Technical Requirements and
         Content Specification dated
         October 22, 1999*
10.16    Asset & Liability Purchase and Sale Agreement between Innovative
         Tracking Solutions Corporation, a Nevada corporation and Innovative
         Tracking Solutions Corporation, a Delaware corporation, dated April 14,
         1999*
10.17    Exodus Communications, Inc. Master Services Agreement, dated November
         19, 1999*
10.18    Content Agreement with EarthLink Network, Inc., dated October 27, 1999*
10.19    On-Line License Agreement with Infoseek, dated March 1, 1999 and
         Addendum dated November 22, 1999 for
         thehealthchannel.com, Inc.*
10.20    Consulting Agreement by and between Jeffrey Berg and thehealthchannel.
         com, Inc. dated September 1, 1999*
27.1     Financial Data Schedule

---------------------------
* Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on March 13, 2000.

     (b)      REPORTS ON FORM 8-K

         On October 14, 1999, the Company filed a report on Form 8-K/A amending its Report on Form 8-K, filed with the Commission on August 12, 1999, to submit the financial statements required for its acquisition reported on August 12, 1999.

         On December 13, 1999, the Company filed a report on Form 8-K reporting the termination of Singer Lewak Greenbaum & Goldstein, LLP, Certified Public Accountants & Management Consultants ("Singer Lewak") as the Company's principal accountant as of November 29, 1999.

         On December 17, 1999, the Company filed a report on Form 8-K/A amending its Report on Form 8-K, filed with the Commission on December 13, 1999, to submit the letter from Singer Lewak as required by SEC rules.

                                       SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE HEALTHCHANNEL.COM, INC.

                                              /s/ Donald A. Shea
                                              ------------------
                                              By: Donald A. Shea
                                              Its: President, Chief Executive
                                              Officer, Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                          TITLE                                DATE
            *
__________________________
Donald A. Shea                      Chief Executive Officer, Director                   March 27, 2000

            *
__________________________
Thomas P. Lonergan                  Chief Financial Officer, Director,
                                    Chief Operating Officer, Executive
                                    Vice President, Secretary                           March 27, 2000

            *
__________________________
Balazs Imre Bodai                   Director                                            March 27, 2000

            *
__________________________
Joseph K. Song                      Director                                            March 27, 2000

            *
__________________________
Jeffrey Berg                        Director                                            March 27, 2000

                                             THEHEALTHCHANNEL.COM, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                                FINANCIAL STATEMENTS

                                            YEAR ENDED DECEMBER 31, 1999







                                                      CONTENTS

                                                                                                                 PAGE
INDEPENDENT AUDITORS' REPORT                                                                                       1

FINANCIAL STATEMENTS:
  Balance Sheet                                                                                                    2
  Statement of Operations                                                                                          3
  Statement of Stockholders' Equity                                                                                4
  Statement of Cash Flows                                                                                          5
  Notes to Financial Statements                                                                                  6-11

                                       INDEPENDENT AUDITORS' REPORT



Board of Directors
thehealthchannel.com, Inc.
Newport Beach, California


We have audited the accompanying balance sheet of thehealthchannel.com, Inc. (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of thehealthchannel.com, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and its current liabilities exceeds its current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/   Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 21, 2000

                                            THEHEALTHCHANNEL.COM, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                         BALANCE SHEET - DECEMBER 31, 1999


                                                     ASSETS

CURRENT ASSETS:
  Cash                                                                                                      92,237
  Prepaid expenses                                                                                         129,399
  Loan receivable                                                                                           21,000
                                                                                                       -----------
          Total current assets                                                                         $   242,636

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation and amortization                                                                 838,424
                                                                                                       -----------
                                                                                                       $ 1,081,060
                                                                                                       ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accounts payable and accrued expenses                                                                $   510,967

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 110,000,000 shares authorized,
    68,881,791 shares issued and outstanding                                                           $    68,882
  Additional paid-in capital                                                                             6,200,587
  Subscriptions receivable                                                                                 (25,000)
  Deficit accumulated during the development stage                                                      (5,674,376)
                                                                                                       ------------

          Total stockholders' equity                                                                       570,093
                                                                                                           --------

                                                                                                       $ 1,081,060
                                                                                                       ===========

See accompanying independent auditors' report and notes to financial statements.

                                                 THEHEALTHCHANNEL.COM, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                                   STATEMENT OF OPERATIONS

                                                YEAR ENDED DECEMBER 31, 1999

                                                                         From inception on
                                                                       September 4, 1996 to              Year ended
                                                                         December 31, 1999            December 31, 1999
                                                                       --------------------          -------------------
NET REVENUES                                                            $              -                $             -

COST OF SALES                                                                          -                              -
                                                                        ----------------                ---------------

GROSS PROFIT                                                                           -                              -

GENERAL AND ADMINISTRATIVE EXPENSES                                            3,460,728                      3,460,728
                                                                        ----------------                ----------------
LOSS FROM CONTINUING OPERATIONS                                               (3,460,728)                    (3,460,728)
                                                                        ----------------                ----------------
DISCONTINUED OPERATIONS:
  Loss on discontinued operations                                             (2,114,398)                      (367,014)
  Loss on disposal of segment                                                    (99,250)                       (99,250)
                                                                        -----------------               ----------------
          Total discontinued operations                                       (2,213,648)                      (466,264)
                                                                        -----------------               ----------------
NET LOSS                                                                $     (5,674,376)               $    (3,926,992)
                                                                        ================                ===============


NET LOSS PER SHARE, BASIC AND DILUTED                                                                  $          (0.06)
                                                                                                       ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, BASIC AND DILUTED                                                                             66,376,490
                                                                                                       ================



See accompanying independent auditors' report and notes to financial statements.

                                            THEHEALTHCHANNEL.COM, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                           YEAR ENDED DECEMBER 31, 1999

                                                                                                     DEFICIT
                                                                                                    ACCUMULATED
                                             COMMON STOCK            ADDITIONAL       STOCK          DURING THE      TOTAL
                                            --------------           PAID-IN       SUBSCRIPTIONS    DEVELOPMENT    STOCKHOLDERS'
                                         SHARES       AMOUNT         CAPITAL       RECEIVABLE         STAGE          EQUITY
SUMMARY                                 -------       ------         -------       -----------       ------          ------
Balance at December 31, 1998,
common stock restated for 28.22:1
stock split on July 28, 1999             65,715,459     $ 65,715      $ 1,923,535   $ (60,000)        $ (1,747,384)    $  181,866

IVTX

Issuance of common stock from IVTX          339,130          339          111,860      60,000                             172,199
  private placement officering
(Note 4)

Issuance of shares for services             104,400          105           52,095                                          52,200
rendered on behalf of the Company
(Note 4)

THEHEALTHCHANNEL.COM (FORMERLY IVTX)

Contribution of asset from Biologix
  International, Ltd. (Note 3)                                            947,835                                         947,835

Issuance of common stock from private
  placement offering (Note 4)             1,217,802        1,218          509,322     (25,000)                            485,540

Issuance of common stock related to
  settlement agreements (Note 4)          1,505,000        1,505        1,795,840                                       1,797,345

Shares given directly by
shareholders for services rendered
on the Company's behalf (Note 4)                                          860,100                                         860,100

Net loss for the year ended
  December 31, 1999                                                                                      (3,926,992)   (3,926,992)
                                         ----------     --------      -----------   ---------         -------------     ---------
Balance at December 31, 1999             68,881,791     $ 68,882      $ 6,200,587   $ (25,000)        $  (5,647,376)    $ 570,093
                                         ==========     ========      ===========   =========         =============     =========

See accompanying independent auditors' report and notes to financial statements.

                                                 THEHEALTHCHANNEL.COM, INC.
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                                   STATEMENT OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31, 1999

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                                                             $ (3,926,992)

                                  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                                                                    $    135,230
      Loss on disposal of division                                                                           99,250
      Non cash expenses from stock issuances                                                              2,611,423

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                                                       189
      Inventory                                                                                             (10,312)
      Prepaid expenses                                                                                     (108,447)
      Other assets                                                                                            2,597

    (INCREASE) DECREASE IN LIABILITIES -
      accounts payable and accrued expenses                                                                 661,157
                                                                                                       ------------

          Total adjustments                                                                               3,391,087
                                                                                                       ------------
          Net cash used for operating activities                                                           (535,905)

CASH FLOWS USED FOR INVESTING ACTIVITIES -
  payments to acquire property and equipment                                                                (25,818)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Payment for asset transfer                                                                                (26,329)
  Stock subscription receivable                                                                             (25,000)
  Proceeds from issuance of capital stock                                                                   682,738
                                                                                                       ------------
          Net cash provided by financing activities                                                         631,409
                                                                                                       ------------
NET INCREASE IN CASH                                                                                         69,686
CASH, beginning of year                                                                                      22,551
                                                                                                       ------------
CASH, end of year                                                                                      $     92,237
                                                                                                       ============


See accompanying independent auditors' report and notes to financial statements.

                             THEHEALTHCHANNEL.COM, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS

                            YEAR ENDED DECEMBER 31, 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         GOING CONCERN:

                  The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern.

                  Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans also include the sale of additional equity securities. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

         GENERAL:

                  With headquarters in Newport Beach, California, thehealthchannel.com (formerly Innovative Tracking Solutions Corporation or "IVTX") is a comprehensive health information Internet portal that offers a one-step access point for consumers and professionals who want to explore a broad array of health topics. The portal currently indexes other Internet health and health-related sites, has direct links with online health-care information service centers and provides detailed coverage of medical conditions. Consumers may access a global library of health-care information while searching for products and services. The site offers a complete Internet portal for state-of-the-art continuing medical education for professionals.

                  The Company was incorporated under the laws of the state of Delaware on September 4, 1996.

         BUSINESS ACTIVITY:

                  In early 1999, IVTX management determined that the "public" status of IVTX was detrimental to IVTX' operations due to the time and expense burdens of being a public company. IVTX management then decided to take the operations of IVTX "private" by transferring all IVTX assets and liabilities to a newly formed private company and selling the public shell to a suitable company, preferably in the healthcare industry. On April 13, 1999, IVTX obtained written approval of 64.4% of the total voting stock of IVTX, voting "for" taking the operations of IVTX private and selling the public shell to a suitable company.



See accompanying independent auditors' report.

                                     THEHEALTHCHANNEL.COM, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                    YEAR ENDED DECEMBER 31, 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         BUSINESS ACTIVITY, CONTINUED:

                  On April 14, 1999, IVTX transferred all of its assets and liabilities based on majority stockholder approval to a newly formed private company, Innovative Tracking Solutions Corporation, a private Nevada corporation, incorporated on March 29, 1999. Innovative Tracking Solutions Corporation was formed by IVTX management specifically for the purpose of taking the operations of IVTX private. The former IVTX officers and directors, Dianna Cleveland, Lee Namisniak and Lou Weiss are the officers and directors of Innovative Tracking Solutions Corporation, the private company. The consideration for the transfer of assets was the assumption of all IVTX's liabilities by the newly formed private company. As a result of this transfer of assets and liabilities and the disposal of the segment of business on April 14, 1999 (which is unrelated to the present business of thehealthchannel.com), the Company has recorded a loss on discontinued operations of $367,014 and a loss on disposal of a segment of $99,250 for the year ended December 31, 1999.

                  In June 1999, IVTX was introduced to thehealthchannel.com, a consumer-based health Internet web site (http://www.thehealthchannel.com). On July 28, 1999, IVTX, pursuant to its bylaws and general Delaware corporate law, acquired a certain asset of Biologix International, Ltd., a Delaware corporation ("Biologix") consisting of thehealthchannel.com web site and its related technology in exchange for the controlling interest in IVTX. In connection with this change of control, IVTX's name was changed to thethealthchannel.com, Inc. on July 28, 1999. The acquisition closed on July 28, 1999.

         USE OF ESTIMATES:

                  THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS AND LIABILITIES AND DISCLOSURE OF CONTINGENT ASSETS AND LIABILITIES AT THE DATE OF THE FINANCIAL STATEMENTS AND THE REPORTED AMOUNTS OF REVENUES AND EXPENSES DURING THE REPORTING PERIOD. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

         FAIR VALUE:

                  Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

         CASH:

                  THE COMPANY MAINTAINS ITS CASH IN BANK DEPOSIT ACCOUNTS WHICH, AT TIMES, MAY EXCEED FEDERALLY INSURED LIMITS. THE COMPANY HAS NOT EXPERIENCED ANY LOSSES IN SUCH ACCOUNTS.


See accompanying independent auditors' report.

                                  THEHEALTHCHANNEL.COM, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)

                           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 YEAR ENDED DECEMBER 31, 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         Property and Equipment:

                  PROPERTY AND EQUIPMENT ARE STATED AT COST. EXPENDITURES FOR MAINTENANCE AND REPAIRS ARE CHARGED TO EARNINGS AS INCURRED, WHEREAS, ADDITIONS, RENEWALS, AND BETTERMENTS ARE CAPITALIZED. WHEN PROPERTY AND EQUIPMENT ARE RETIRED OR OTHERWISE DISPOSED OF, THE RELATED COST AND ACCUMULATED DEPRECIATION ARE REMOVED FROM THE RESPECTIVE ACCOUNTS, AND ANY GAIN OR LOSS IS INCLUDED IN OPERATIONS. DEPRECIATION IS COMPUTED USING THE STRAIGHT-LINE METHOD OVER THE ESTIMATED USEFUL LIVES OF THE RELATED ASSETS.

         INCOME TAXES:

                  THE COMPANY ACCOUNTS FOR INCOME TAXES UNDER STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109, "ACCOUNTING FOR INCOME TAXES," WHICH ADOPTS THE ASSET AND LIABILITY APPROACH TO MEASUREMENT OF TEMPORARY DIFFERENCES BETWEEN FINANCIAL REPORTING AND INCOME TAX RETURN REPORTING. THE PRINCIPAL TEMPORARY DIFFERENCE IS THE NET OPERATING LOSS CARRYFORWARD OF APPROXIMATELY $4,500,000 AT DECEMBER 31, 1999. DUE TO BUSINESS ACTIVITY DURING 1999 (NOTE 1), THERE ARE SIGNIFICANT LIMITATIONS ON THE COMPANY'S ABILITY TO UTILIZE THIS OPERATING LOSS CARRYFORWARD. A DEFERRED ASSET HAS BEEN PROVIDED AND COMPLETELY OFFSET BY A VALUATION ALLOWANCE, BECAUSE ITS UTILIZATION DOES NOT APPEAR TO BE REASONABLY ASSURED. FEDERAL NET OPERATING LOSS CARRYFORWARD EXPIRE ON DECEMBER 31, 2019 AND CALIFORNIA STATE NET OPERATING LOSS CARRYFORWARD EXPIRE ON DECEMBER 31, 2004.

         DEVELOPMENT STAGE ENTERPRISE:

                  The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, which is unrelated to the business of Innovative Tracking Solutions Corporation ("IVTX"), and its planned principal operations have not yet commenced. All losses accumulated since inception of thehealthchannel.com (Note 1) have been considered as part of the Company's development stage activities. The operations of IVTX are presented as discontinued operations as a result of the transfer of its assets and liabilities to a private company (Note 1).

         NET LOSS PER SHARE:

                  The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. Net loss per share has been computed using the weighted average number of shares outstanding. Common stock equivalents have been excluded since their inclusion would reduce loss per share.



See accompanying independent auditors' report.

                                   THEHEALTHCHANNEL.COM, INC.
                                (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  YEAR ENDED DECEMBER 31, 1999




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS:

                  THE COMPANY HAS ADOPTED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 130 "REPORTING COMPREHENSIVE INCOME" AND NO. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." THE COMPANY ALSO ADOPTED STATEMENT OF POSITION NO. 98-5 "REPORTING ON THE COSTS OF START-UP ACTIVITIES." ADOPTION OF THESE ACTIVITIES DID NOT MATERIALLY AFFECT THE FINANCIAL STATEMENTS.

(2)      LOAN RECEIVABLE:

         The loan receivable is non-interest bearing, unsecured and due on demand.


(3)      PROPERTY AND EQUIPMENT:

         On July 28, 1999, the Company acquired an asset from Biologix International, Ltd., consisting primarily of thehealthchannel.com website and related technology in exchange for 2,550,000 restricted shares of the Company's common stock. The value of the restricted shares issued by the Company is based on the Company's closing stock price of $0.531 on the date of the acquisition and discounted by 30%.

         Property and equipment is comprised of the following:

Purchased website and related technology                              $       947,835
Software                                                                       25,819
                                                                      ---------------
                                                                              973,654
Less accumulated depreciation and amortization                                135,230
                                                                      ---------------
                                                                      $       838,424
                                                                      ===============

         Depreciation and amortization expense for the year ended December 31, 1999 amounted to $135,230.


See accompanying independent auditors' report.

                                   THEHEALTHCHANNEL.COM, INC.
                                (A DEVELOPMENT STAGE ENTERPRISE)

                            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  YEAR ENDED DECEMBER 31, 1999

(4)      STOCKHOLDERS' EQUITY:

         Biologix paid $250,000 for 2,550,000 shares of common stock of IVTX, representing the majority controlling interest held by the officers and directors of IVTX (see Note 3 for the recording of this issuance). This purchase was made pursuant to the exemption from registration set forth in Section 4(1) of the Securities Act of 1933, as amended (the "Act"), as a non-issuer transaction. The facts that make this exemption available are that the officers and directors of IVTX sold their stock to Biologix; IVTX itself did not issue any new stock. Additionally, Biologix agreed to contribute thehealthchannel.com assets and technology to IVTX in exchange for the IVTX shareholders agreeing to split their stock and exchange shares with the shareholders of Biologix. This exchange was made pursuant to the exemption set forth in
         Section 4(1) of the Act as a non-issuer transaction. The facts that make this exemption available are that the IVTX shareholders merely transferred their shares of IVTX (newly named thehealthchannel.com, Inc.) to the shareholders of Biologix who elected to exchange their shares. The shares of stock of IVTX were forward split 28.22-for-one and the IVTX shareholders agreed to exchange each share they held of IVTX stock for two shares of common stock of IVTX under its new name of thehealthchannel.com, Inc. and exchange 26.22 shares each with the shareholders of Biologix on a one-for-one basis (the "Exchange").

         The Exchange was announced to shareholders of both IVTX and Biologix through press releases and a letter to IVTX shareholders. After the forward stock split, the Company (thehealthchannel.com, Inc. formerly Innovative Tracking Solutions Corporation) had 106,819,557 shares of common stock issued and outstanding. The Exchange began on August 6, 1999 and ended on October 31, 1999 to ensure that all shareholders had enough time and notice to exchange their shares. Following the conclusion of the Exchange period, the Company had approximately 38,000,000 shares reserved for exchange with Biologix shareholders that were not exchanged. The number of authorized shares of common stock was increased to 110,000,000.

         Prior to the April 14, 1999 transfer of the IVTX assets and liabilities (Note 1), the Company had concluded a private placement offering under Rule 504 of Regulation D, whereby 339,130 (post split) shares of common stock were sold at an offering price of $1 per share. This offering resulted in net proceeds of $172,199. Also, the Company issued 104,400 (post split) shares of common stock for services rendered. The services have been recorded at a fair value of $1 per share for a total of $52,200.

         In September 1999, the Company initiated a Rule 506, Regulation D private placement of 1,217,802 restricted shares of the Company's common stock from shares available from the forward stock split and 1,217,802 warrants to purchase restricted shares of the Company's' common stock with an exercise price of $0.75, for proceeds of $510,540, of which $25,000 was received in January 2000. The shares issued and the shares issuable upon exercise of the warrants have piggyback registration rights in the event the Company files a Registration Statement with the Securities and Exchange Commission. The warrants vest immediately and expire two years from the date of issuance.

         The Company issued 1,505,000 shares of common stock for satisfaction of legal settlement agreements the Company entered into for a total of $1,797,345.

         On December 15, 1999, shareholders conveyed 1,559,214 shares of common stock to certain individuals and 252,000 shares of common stock to officers of the Company for satisfaction of expenses and payment of salaries these individuals and officers had rendered on the Company's behalf. This resulted in recording a charge to expense and additional paid in capital of $860,100 for the year.

See accompanying independent auditors' report.

                                THEHEALTHCHANNEL.COM, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               YEAR ENDED DECEMBER 31, 1999


(5)      ADVERTISING COSTS:

         Advertising costs are expensed when incurred and amounted to approximately $400,000 for the year ended December 31, 1999.


(6)      EMPLOYMENT AGREEMENTS

         The Company has employment agreements with its chief operating officer and president. The employment agreements provide for a monthly salary of $12,000 each. The agreements commenced on September 1, 1999 and are in effect for three years from that date.


(7)      CONTINGENCIES:

                  The Company is involved in other various routine legal proceedings incidental to the conduct of its normal business operations. The Company's management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.




See accompanying independent auditors' report.