Form 10QSB
period 2000-03-31
THEHEALTHCHANNEL COM INC
filed 2000-05-22
CIK 1042373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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


                          5000 Birch Street, Suite 4000
                         Newport Beach, California 92660
                            (949) 631-8317 - telephone
                           (949) 631-2544 - facsimile
                    (Address of principal executive offices)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X          No
                              ---            ---

     The issuer had 71,335,051 shares of its $.001 par value Common Stock issued and outstanding as of March 31, 2000.

            Transitional Small Business Disclosure Format (check one)

                          Yes             No  X
                              ---            ---

                                             THEHEALTHCHANNEL.COM, INC.

                                                        INDEX




PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
      Item 1.  Financial Statements

               Unaudited Balance Sheet as of March 31, 2000

               Comparative Unaudited Statements of Operations for the Three Months Ended March 31, 2000, the Three months Ended March 31, 1999 and for the Period from September 6, 1996 (Inception) to March 31, 2000

               Comparative Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2000, the Three Months Ended March 31,1999, and for the Period from September 6, 1996 (Inception) to March 31, 2000

               Notes to the Unaudited Financial Statements

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 2.  Changes in Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information
      Item 6.  Exhibits and Reports on Form 8-K
               (a)   Exhibits
               (b)   Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Unaudited Balance Sheet as of March 31, 2000

         Comparative Unaudited Statements of Operations for the Three Months Ended March 31, 2000, the Three months Ended March 31, 1999 and for the Period from September 6, 1996 (Inception) to March 31, 2000

         Comparative Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2000, the Three Months Ended March 31,1999, and for the Period from September 6, 1996 (Inception) to March 31, 2000

         Notes to the Unaudited Financial Statements

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    UNAUDITED BALANCE SHEET - MARCH 31, 2000

                                     ASSETS


CURRENT ASSETS:
Cash                                                           $  154,419
Software development costs                                         25,000
Loan receivable                                                    49,000
Prepaid expenses                                                   78,669
                                                               ----------

  TOTAL CURRENT ASSETS                                                          $   307,088

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                     785,549
                                                                                -----------

                                                                                $ 1,092,636
                                                                                ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
accounts payable and accrued expenses                                             $ 733,716


STOCKHOLDERS' EQUITY:
Common stock; $.001 par value, 110,000,000 shares
  authorized, 71,335,051 shares issued and outstanding             70,110
Additional paid in capital                                      6,660,818
Deficit accumulated during development stage                   (6,372,007)
                                                               ----------

  Total stockholders' equity                                                        358,920
                                                                                -----------

                                                                                $ 1,092,636
                                                                                ===========

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                                                         From September 6,
                                       3 months ended  3 months ended     1996 (Inception)
                                       March 31, 2000  March 31, 1999    to March 31, 2000
                                       --------------  --------------    -----------------
                                         (unaudited)    (unaudited)

REVENUES                                $       --      $       --         $       --

COST OF SALES                                   --              --                 --
                                        ------------    ------------       ------------

GROSS PROFIT                                    --              --                 --

OPERATING EXPENSES:

 General and administrative                  697,631            --            4,158,359
                                        ------------    ------------       ------------

LOSS FROM CONTINUING OPERATIONS             (697,631)           --           (4,158,359)

Loss on discontinued operations                 --          (367,014)        (2,114,398)
Loss on disposal of segment                     --           (99,250)           (99,250)
                                        ------------    ------------       ------------

  TOTAL DISCONTINUED OPERATIONS                 --          (466,264)        (2,213,648)
                                        ------------    ------------       ------------

NET LOSS                                    (697,631)       (466,264)        (6,372,007)
                                        ============    ============       ============

NET LOSS PER SHARE, BASIC AND DILUTED          (0.01)          (0.01)
                                        ============    ============

WEIGHTED AVERAGE COMMON EQUIVALENT
  SHARES OUTSTANDING                      69,591,604      69,591,604
                                        ============    ============

                          THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                    For the three      For the three     From September 6,
                                                                     months ended       months ended     1996 (Inception)
                                                                    March 31, 2000     March 31, 1999      to 3/31/2000
                                                                    --------------     --------------      ------------
                                                                     (Unaudited)        (Unaudited)

NET LOSS                                                             $  (697,631)       $  (466,264)       $(6,372,007)

ITEMS RECONCILING NET LOSS TO CASH USED BY OPERATING ACTIVITIES:
Depreciation                                                              81,138               --              216,368
Loss on disposal of segment                                                 --               99,250             99,250
Loss on discontinued operations                                             --              367,014          2,114,398
Noncash expenses from stock issuances                                     83,231               --            2,694,654

Changes in operating assets and liabilities:
     Accounts receivable                                                    --                 --                  189
     Inventory                                                              --                 --              (10,312)
     Software development costs                                          (25,000)              --              (25,000)
     Prepaid expenses                                                     50,730               --              (57,717)
     Other assets                                                           --                 --                2,597
     Accounts payable and accrued expenses                               222,749               --              755,192
                                                                     -----------        -----------        -----------

NET CASH USED BY OPERATING ACTIVITIES                                   (284,783)              --             (582,388)
                                                                     -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  payments to acqure property and equipment                              (28,263)              --              (54,081)
                                                                     -----------        -----------        -----------

NET CASH PROVIDED BY (USE FOR) INVESTING ACTIVITIES                      (28,263)              --              (54,081)
                                                                     -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for asset transfer                                                --                 --              (26,329)
  Cash transferred out                                                      --              (22,551)           (22,551)
  Stock subscription receivable                                           25,000               --                 --
  Loans receivable                                                       (28,000)              --              (49,000)
  Proceeds from private placement offering                               378,228               --              888,768
                                                                            --                 --                 --
                                                                     -----------        -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                375,228            (22,551)           790,888
                                                                     -----------        -----------        -----------

NET INCREASE IN CASH                                                      62,182            (22,551)           154,419

CASH, beginning of period                                                 92,237             22,551               --
                                                                     -----------        -----------        -----------

CASH, end of period                                                  $   154,419        $      --          $   154,419
                                                                     ===========        ===========        ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Noncash compensation from stock issuances                         $    83,231        $      --          $ 2,777,885
                                                                     ===========        ===========        ===========

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     INTERIM FINANCIAL STATEMENTS

          The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of thehealthchannel.com, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 1999.

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

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2000




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

     DEVELOPMENT STAGE ENTERPRISE:

          The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, which is unrelated to the business of Innovative Tracking Solutions Corporation ("IVTX"), and its planned principal operations have not yet commenced. All losses accumulated since inception of thehealthchannel.com (Note
          1) have been considered as part of the Company's development stage activities. The operations of IVTX in 1999 are presented as discontinued operations as a result of the transfer of its assets and liabilities to a private company (Note 1).

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

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2000




(2)  STOCKHOLDERS' EQUITY:

     In September 1999, the Company initiated a Rule 506, Regulation D private placement of 2,191,528 restricted shares of the Company's common stock from shares available from the forward stock split and 2,191,528 warrants to purchase restricted shares of the Company's' common stock with an exercise price of $0.75, for total net proceeds of $888,768, of which 378,228 relates to the first quarter of the year 2000. The shares issued and the shares issuable upon exercise of the warrants have piggyback registration rights in the event the Company files a Registration Statement with the Securities and Exchange Commission. The warrants vest immediately and expire two years from the date of issuance. This private placement offering is still in process.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000.

REVENUE

     The Company is a development stage company and had no revenues for the three months ended March 31, 2000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company expended approximately $300,000 in professional services related to web site maintenance & development.

LOSS FROM OPERATIONS

     The Company incurred a loss from operations of $697,631 for the three months ended March 31, 2000. The operations of Innovative Tracking Solutions Corporation, prior to the acquisition of thehealthchannel.com web site in 1999 (the "IVTX Operations") are presented as discontinued operations as a result of the transfer of its assets and liabilities to a private company. The IVTX Operations are not related to the operation of thehealthchannel.com business going forward.

NET LOSS

     The Company had a net loss of $697,631 or $(0.01) per share.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily funded its capital requirements through private equity infusions. The Company is currently conducting a private offering to accredited investors only, of units, each unit consisting of one share of the Company's Common Stock and one Warrant exercisable for a term of two years (the "Units"). The company is offering the Units at 30% discount on its stock at the closing price on the day of purchase with the same exercise price on the Warrants. The Company is attempting to raise a maximum of $5,000,000 under this private offering. This private offering is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act.

     At March 31, 2000, the Company had outstanding current liabilities of $733,716 consisting mainly of accounts payable $148,750, accrued professional fees of approximately $440,000, and accrued officers' salaries of $96,000. All officers of the Company have agreed to defer their compensation until such time as the Company has the financial ability to pay compensation. The Company anticipates satisfying its current liabilities in the ordinary course of business from revenues and accounts receivable.

     The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

FUTURE PLAN OF OPERATION

     The Company's overall plan of operations for the next 12 months include significant website development in three primary areas: a) Broaden overall content offerings in the areas of general health content and delivery of health goods and services, b) Deliver a number of "deep vertical" products in specific health topics, c) Implement the business to business revenue generating products covering a number of health areas including some unique products not currently in the marketplace. The Company plans to implement this plan over the next 12 months.

     The Company believes it can satisfy its cash requirements for a period of approximately 4-6 months. The Company will then need to raise additional funds.

     The Company is currently conducting product research and development in the areas of general health content, broadening and strengthening its health information delivery, as well as conducting research and development in the areas of premier health product offerings (deep verticals). In addition the Company will continue to develop its business to business goods and services products.

     The Company recently purchased (through the inclusion of its new operations center lease) additional infrastructure to grow the company and reduce its operational costs by bringing a majority of its software development in house.

     The Company expects to add approximately 5-10 new employees in the next fiscal year.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     To the best knowledge of management, there are no litigation matters pending or threatened against the Company which are not in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2000, the Company issued 973,726 shares sold in a private offering, raising $378,228. No underwriters were utilized and no commissions were paid. This private offering is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D.

     Also during the three months ended March 31, 2000, shareholders exchanged 1,226,125 shares of the Company pursuant to the Acquisition, Stock Purchase and Exchange Agreement entered into between Biologix International, Ltd. and the Company on July 28, 1999.

     On January 4, 2000, the Company issued 82,899 shares as payment for legal services rendered to the Company in 1999.

     On January 21, 2000, the Company issued 160,000 shares in settlement of debt incurred for web development and internet hosting services incurred in 1999.

     On February 2, 2000, the Company issued 10,510 shares as compensation for the preparation of a business plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          10.1 Healthcompass Services Agreement between thehealthchannel.com, Inc. and HealthMagic, Inc., dated February 16, 2000

          10.2 Content License Agreement between Integrative Medicine Communications, Inc. and thehealthchannel.com, dated March 24, 2000 [need electronic version]

          10.3 LIVEware5, Inc. Agreement for Services between Liveware5, Inc. and thehealthchannel.com, Inc., dated March 24, 2000 [need electronic version]

          27.1 Financial Data Schedule


     (b)  REPORTS ON FORM 8-K:

     On January 4, 2000, the Company filed a report on Form 8-K disclosing the termination of the Roger G. Castro, C.P.A., Oxnard, California as its principal accountant as of July 28, 1999, in connection with the change of control of the Registrant reported on the Registrant's Form 8-K, dated August 12, 1999 and Form 8-K/A, dated October 12, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THEHEALTHCHANNEL.COM, INC.


Date: May 15, 2000                  /s/  Donald Shea
                                    ------------------------------
                                    Donald Shea, President



Date: May 15, 2000                  /s/  Thomas Lonergan
                                    ------------------------------
                                    Thomas Lonergan, Chief Operating Officer,
                                    Vice President, Secretary, and Chief
                                    Financial Officer