Form 10QSB/A
period 2000-03-31
THEHEALTHCHANNEL COM INC
filed 2000-06-08
CIK 1042373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A



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

                                             THEHEALTHCHANNEL.COM, INC.

                                                        INDEX




PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
      Item 1.  Financial Statements

               Unaudited Balance Sheet as of March 31, 2000                3

               Comparative Unaudited Statements of Operations for          4
               the Three Months Ended March 31, 2000, the Three months Ended March 31, 1999 and for the Period from September 6, 1996 (Inception) to March 31, 2000

               Comparative Unaudited Statements of Cash Flows for          5
               the Three Months Ended March 31, 2000, the Three
               Months Ended March 31,1999, and for the Period from
               September 6, 1996 (Inception) to March 31, 2000

               Notes to the Unaudited Financial Statements                 6

      Item 2.  Management's Discussion and Analysis of                     9
               Financial Condition and Results of Operations


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                                          11

      Item 2.  Changes in Securities and Use of Proceeds                  11

      Item 3.  Defaults Upon Senior Securities                            11

      Item 4.  Submission of Matters to a Vote of Security Holders        11

      Item 5.  Other Information                                          11

      Item 6.  Exhibits and Reports on Form 8-K                           11
               (a)   Exhibits
               (b)   Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Comparative Unaudited Balance Sheet as of March 31, 2000

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
                                                                                -----------

                                                                                $ 1,092,636
                                                                                ===========

                           THEHEALTHCHANNEL.COM, INC.

                            STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                       3 months ended  3 months ended     From inception
                                       March 31, 2000  March 31, 1999    to March 31, 2000
                                       --------------  --------------    -----------------
                                         (unaudited)    (unaudited)

REVENUES                                $       --      $       --         $       --

COST OF SALES                                   --              --                 --
                                        ------------    ------------       ------------

GROSS PROFIT                                    --              --                 --

OPERATING EXPENSES:

 General and administrative                  697,631            --            4,158,359
                                        ------------    ------------       ------------

LOSS FROM CONTINUING OPERATIONS             (697,631)           --           (4,158,359)

Loss on discontinued operations                 --          (367,014)        (2,114,398)
Loss on disposal of segment                     --           (99,250)           (99,250)
                                        ------------    ------------       ------------

  TOTAL DISCONTINUED OPERATIONS                 --          (466,264)        (2,213,648)
                                        ------------    ------------       ------------

NET LOSS                                    (697,631)       (466,264)        (6,372,007)
                                        ============    ============       ============

NET LOSS PER SHARE, BASIC AND DILUTED          (0.01)          (0.01)
                                        ============    ============

WEIGHTED AVERAGE COMMON EQUIVALENT
  SHARES OUTSTANDING                      68,978,542      68,978,542
                                        ============    ============

                          THEHEALTHCHANNEL.COM, INC.

                           STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                    For the three      For the three
                                                                     months ended       months ended      From inception
                                                                    March 31, 2000     March 31, 1999      to 3/31/2000
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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily funded its capital requirements through private equity infusions. The Company is currently conducting a private offering to accredited investors only, of units, each unit consisting of one share of the Company's Common Stock and one Warrant exercisable for a term of two years (the "Units"). The Company is offering the Units at 30% discount on its stock at the closing price on the day of purchase with the same exercise price on the Warrants. The Company is attempting to raise a maximum of $5,000,000 under this private offering. From the inception of this private placement in September 1999 through March 31, 2000, the Company raised $886,768 through this private placement. This private offering is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act.

     At March 31. 2000, the Company had outstanding current liabilities of $733,716 consisting mainly of accounts payable $148,750, accrued professional fees of approximately $440,000, and accrued officers' salaries of $96,000. All officers of the Company have agreed to defer their compensation until such time as the Company has the financial ability to pay compensation. The Company anticipates satisfying its current liabilities in the ordinary course of business from revenues and accounts receivable.

     The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

FUTURE PLAN OF OPERATION

     The Company's overall plan of operations for the next 12 months include significant website development in three primary areas: a) Broaden overall content offerings in the areas of general health content and delivery of health goods and services, b) Deliver a number of "deep vertical" products in specific health topics, c) Implement the business to business revenue generating products covering a number of health areas including some unique products not currently in the marketplace. The Company's strategic plan and infrastructure are now complete. Implementation of the plan will now occur over the next 12 months.

     The Company can satisfy its cash requirements for a period of approximately 4-6 months. The Company will then need to raise additional funds.

     The Company is currently conducting product research and development in the areas of general health content, broadening and strengthening its health information delivery, as well as conducting research and development in the areas of premier health product offerings (deep verticals). In addition the Company will continue to develop its business to business goods and services products.

     The Company recently purchased (through the inclusion of its new operations center lease) the necessary infrastructure to grow the Company and reduce its operational costs by bringing a majority of its software development in house. The necessary resources and equipment are now attained.

     The Company expects to add approximately 5-10 new employees in the next fiscal year.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company's Form 10-KSB filed on March 21, 2000 discloses that the Company has been named as a cross-defendant in a cross-complaint filed by Michael Grandon in an action pending in the Superior Court State of California for the County of San Francisco, Case No. 307364. This action was initiated by Biologix International, Ltd. against Michael Grandon on October 22, 1999 alleging causes of action against Michael Grandon relating to the actions and conduct of Mr. Grandon while an officer and director of Biologix International, Ltd. thehealthchannel.com is named as a cross-defendant in the cross-complaint of Michael Grandon in a cause of action for breach of contract based upon an alleged employment agreement between Michael Grandon and Biologix International Ltd. Mr. Grandon claims that this alleged employment agreement is the responsibility of thehealthchannel.com based upon thehealthchannel.com's purchase of the internet related assets of Biologix International Ltd. The management is not aware of any material developments in this proceeding during the first three months of 2000.

     The other two cases disclosed by the Company's Form 10-KSB this year (the threatened litigation against the Company by Sandra Redding and Marshall Redding, and the threatened litigation against the Company by Fields, Israel & Benning) have both been settled.

     To the knowledge of management, there is no other material litigation pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2000, the Company issued 973,736 shares and 973,736 warrants sold in a private offering, raising $378,228. No underwriters were utilized and no commissions were paid. This private offering is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          10.1 Healthcompass Services Agreement between thehealthchannel.com, Inc. and HealthMagic, Inc., dated February 16, 2000*

          10.2 Content License Agreement between Integrative Medicine Communications, Inc. and thehealthchannel.com, dated March 24, 2000*

          10.3 LIVEware5, Inc. Agreement for Services between Liveware5, Inc. and thehealthchannel.com, Inc., dated March 24, 2000*

          27.1 Financial Data Schedule*

* Filed with 10-QSB on May 22, 2000.

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


                                    THEHEALTHCHANNEL.COM, INC.


Date: May 31, 2000                  /s/  Donald Shea
                                    ------------------------------
                                    Donald Shea, President



Date: May 31, 2000                  /s/  Thomas Lonergan
                                    ------------------------------
                                    Thomas Lonergan, Chief Operating Officer,
                                    Vice President, Secretary, and Chief
                                    Financial Officer