Form 10QSB
period 2000-06-30
THEHEALTHCHANNEL COM INC
filed 2000-08-14
CIK 1042373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

                       260 Newport Center Drive, Suite 250
                         Newport Beach, California 92660
                            (949) 631-8317 -telephone
                           (949) 631-2544 - facsimile
                    (Address of principal executive offices)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X          No
                                 ------           ------

         The issuer had 73,377,617 shares of its $.001 par value Common Stock issued and outstanding as of June 30, 2000.

            Transitional Small Business Disclosure Format (check one)

                             Yes               No   X
                                 ------           ------

                           THEHEALTHCHANNEL.COM, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION

                                                                                  PAGE NO.
           Item 1.  Financial Statements

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

           Item 3.  Defaults Upon Senior Securities

           Item 4.  Submission of Matters to a Vote of Security Holders

           Item 5.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K
                    (a)   Exhibits
                    (b)   Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     UNAUDITED BALANCE SHEET - JUNE 30, 2000

                                     ASSETS

CURRENT ASSETS:
Cash                                                          $ 146,225
Software development costs                                       34,500
Loan receivable                                                  63,000
Prepaid expenses                                                  7,549
                                                              ---------
  TOTAL CURRENT ASSETS                                                         $ 251,274

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                  708,594

DEPOSITS                                                                           3,852
                                                                               ---------
                                                                               $ 963,720
                                                                               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
accounts payable and accrued expenses                                          $ 647,352

STOCKHOLDERS' EQUITY:
Common stock; $.001 par value, 110,000,000 shares
  authorized, 74,179,327 shares issued and outstanding           72,845
Additional paid in capital                                    7,133,760
Deficit accumulated during development stage                 (6,890,237)
                                                              ---------
  Total stockholders' equity                                                     316,368
                                                                               ---------
                                                                               $ 963,720
                                                                               =========

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                     Six months ended  Six months ended  Three months ended  Three months ended  From inception
                                      June 30, 2000     June 30, 1999      June 30, 2000       June 30, 1999     to June 30, 2000 *
                                      -------------     -------------      -------------       -------------     ------------------
                                       (unaudited)       (unaudited)        (unaudited)        (unaudited)
REVENUES                                $          8       $       --       $          8       $       --      $          8

COST OF SALES                                     --               --                 --               --                --
                                        ------------       ----------       ------------       ----------      ------------
GROSS PROFIT                                       8               --                  8               --                 8

OPERATING EXPENSES:

 General and administrative                1,215,869               --            518,238               --         4,676,597
                                        ------------       ----------       ------------       ----------      ------------
LOSS FROM CONTINUING OPERATIONS           (1,215,861)              --           (518,230)              --        (4,676,589)

Loss on discontinued operations                   --         (367,014)                --               --        (2,114,398)
Loss on disposal of segment                       --          (99,250)                --               --           (99,250)
                                        ------------       ----------       ------------       ----------      ------------
  TOTAL DISCONTINUED OPERATIONS                   --         (466,264)                --               --        (2,213,648)
                                        ------------       ----------       ------------       ----------      ------------
NET LOSS                                  (1,215,861)        (466,264)          (518,230)              --        (6,890,237)
                                        ============       ==========       ============       ==========      ============
NET LOSS PER SHARE, BASIC AND DILUTED          (0.02)           (0.01)             (0.01)              --
                                        ============       ==========       ============       ==========
WEIGHTED AVERAGE COMMON EQUIVALENT
  SHARES OUTSTANDING                      71,525,888       65,800,000         70,999,139
                                        ============       ==========       ============


              * The period from inception on September 4, 1996 to December 31, 1999 (audited) and for the six months ended June 30, 2000 (unaudited).

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                      For the six    For the six     For the three  For the three
                                                      months ended   months ended    months ended   months ended   From inception to
                                                     June 30, 2000   June 30, 1999   June 30, 2000  June 30, 1999    June 30, 2000 *
                                                     -------------   -------------   -------------  -------------    ---------------
                                                      (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)
NET LOSS                                              $(1,215,861)      $(466,264)      $(518,230)      $--           $(6,890,237)

ITEMS RECONCILING NET LOSS TO CASH
  USED BY OPERATING ACTIVITIES:
Depreciation                                              165,225              --          84,088                        300,455
Loss on disposal of segment                                    --          99,250              --        --               99,250
Loss on discontinued operations                                --         367,014              --        --            2,114,398
Noncash expenses from stock issuances                     274,656              --         191,425        --            2,886,079

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable                                       --              --              --        --                  189
     Inventory                                                 --              --              --        --              (10,312)
     Software development costs                           (34,500)             --          (9,500)       --              (34,500)
     Prepaid expenses                                     121,850              --          71,120        --               13,403
     Deposits                                              (3,852)             --          (3,852)       --               (1,255)
     Accounts payable and accrued expenses                136.386              --         (86,364)       --              668,829
                                                      -----------       ---------       ---------       ---          -----------
NET CASH USED BY OPERATING ACTIVITIES                    (556,096)             --        (271,313)       --             (853,701)
                                                      -----------       ---------       ---------       ---          -----------
CASH FLOWS FROM INVESTING ACTIVITIES -
  payments to acqure property and equipment               (35,396)             --          (7,133)       --              (61,214)
                                                      -----------       ---------       ---------       ---          -----------
NET CASH USED FOR INVESTING ACTIVITIES                    (35,396)             --          (7,133)       --              (61,214)
                                                      -----------       ---------       ---------       ---          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for asset transfer                                   --              --              --        --              (26,329)
  Cash transferred out                                         --         (22,551)             --        --              (22,551)
  Stock subscription receivable                            25,000              --              --        --                   --
  Loans receivable                                        (42,000)             --         (14,000)       --              (63,000)
  Proceeds from private placement offering, net           662,480              --         284,252        --            1,173,020
                                                               --              --              --        --                   --
                                                      -----------       ---------       ---------       ---          -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      645,480         (22,551)        270,252        --            1,061,140
                                                      -----------       ---------       ---------       ---          -----------
NET INCREASE (DECREASE) IN CASH                            53,988         (22,551)         (8,194)       --              146,225

CASH, beginning of period                                  92,237          22,551         154,419        --                   --
                                                      -----------       ---------       ---------       ---          -----------
CASH, end of period                                   $   146,225       $      --       $ 146,225       $--          $   146,225
                                                      ===========       =========       =========       ===          ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING ACTIVITIES:
   Noncash compensation from stock issuances          $   274,656       $      --       $ 191,425       $--          $ 2,886,079
                                                      ===========       =========       =========       ===          ===========

* The period from inception on September 4, 1996 to December 31, 1999 (audited) and for the six months ended June 30, 2000 (unaudited).

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2000

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

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of thehealthchannel.com (the "Company") on Form 10-KSB for the year ended December 31, 1999.

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

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         BUSINESS ACTIVITY, CONTINUED:

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

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

(2)      STOCKHOLDERS' EQUITY:

         In September 1999, the Company initiated a Rule 506, Regulation D private placement of 4,052,973 restricted shares of the Company's common stock from shares available from the forward stock split and 4,052,973 warrants to purchase restricted shares of the Company's' common stock with an exercise price of $0.75, for total proceeds of $1,173,020. The shares issued and the shares issuable upon exercise of the warrants have piggyback registration rights in the event the Company files a Registration Statement with the Securities and Exchange Commission. The warrants vest immediately and expire two years from the date of issuance. The private placement offering is still in process.

                    PART I - FINANCIAL INFORMATION CONTINUED

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         thehealthchannel.com, Inc., formerly known as Innovative Tracking Solutions Corporation (the "Company") was incorporated in Delaware on September 6, 1996. It operates a consumer-based health super site
(http://www.thehealthchannel.com).

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

         With headquarters at 260 Newport Center Drive, Suite 250, Newport Beach, California, 92660, thehealthchannel.com is a comprehensive health information Internet portal that offers a one-step access point for consumers and professions who want to explore a broad array of health topics. Consumers may access a global library of health-care information while searching for products and services. The site offers a complete Internet portal for state-of-the-art continuing medical education for professionals.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000.

REVENUE

         The Company is a development stage Company and had no revenues for the six months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The Company expended approximately $350,000 in professional services related to web site maintenance & development.

LOSS FROM OPERATIONS

         The Company incurred a loss from operations of $518,230 for the three months ended June 30, 2000. The operations of IVTX in 1999 are presented as discontinued operations as a result of the transfer of its assets and liabilities to a private Company. The operations of the old IVTX are not related to the operation of thehealthchannel.com business going forward.

NET LOSS

         The Company had a net loss of $518,230 or $(0.01) per share, for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily funded its capital requirements through private equity infusions. The Company is currently conducting a private offering to accredited investors only, of units, each unit consisting of one share of the Company's Common Stock and one Warrant exercisable for a term of two years (the "Units"). The Company is offering the Units at 30% discount on its stock at the closing price on the day of purchase with the same exercise price on the Warrants. The Company is attempting to raise a maximum of $5,000,000 under this private offering. During the Company's second quarter, the Company raised $284,253 through this private placement. This private offering is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act.

         At June 30. 2000, the Company had outstanding current liabilities of $647,352 consisting mainly of accounts payable $88,000, accrued professional fees of approximately $257,000, and accrued officers salaries $168,000. The Company anticipates satisfying its current liabilities in the ordinary course of business from revenues and accounts receivable.

         The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

Future Plan of Operation

         The Company's overall plan of operations for the next 12 months include significant website development in four primary areas: a) Further develop, promote and increase product offerings in its industry leading "Anywhere, Anytime (TM)" mobile and wireless strategy. thehealtchannel.com was a first time mover in the health sector with this technology application b) Broaden overall content offerings in the areas of general health content and delivery of health goods and services, c) Deliver a number of "deep vertical" products in specific health topics, d) Implement the business to business revenue generating products covering a number of health areas including some unique products not currently in the marketplace.

         The Company's overall plan of operation also includes completion of strategic acquisitions for the purposes of revenue/profit enhancement, content development, and increased traffic to the website.

         (i) The Company can satisfy its cash requirements for a period of approximately 4 - 6 months. The Company will then need to raise additional funds.

         (ii) The Company is currently conducting product research and development in the areas of general health content, broadening and strengthening its health information delivery, as well as conducting research and development in the areas of premier health product offerings (deep verticals) and mobile and wireless communication. In addition the Company will continue to develop its business-to-business goods and services products.

         (iii) The Company recently purchased (through the inclusion of its new operations center lease) the necessary infrastructure to grow the Company and reduce its operational costs by bringing a majority of its software development in house.

         (iv) The Company expects to add approximately 5-10 new employees in the next fiscal year.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company's Form 10-KSB filed on March 21, 2000 discloses that the Company has been named as a cross-defendant in a cross-complaint filed by Michael Grandon in an action pending in the Superior Court State of California for the County of San Francisco, Case No. 307364. This action was initiated by Biologix International, Ltd. against Michael Grandon on October 22, 1999 alleging causes of action against Michael Grandon for: (1) temporary restraining order and preliminary and permanent injunction; (2) breach of fiduciary duty;
(3) fraud by intentional misrepresentation; (4) conversion; (5) possession of personal property; (6) declaratory relief; and (7) accounting. The claims alleged by Biologix International, Ltd. relate to the actions and conduct of Mr. Grandon while an officer and director of Biologix International, Ltd. thehealthchannel.com is named as a cross-defendant in the cross-complaint of Michael Grandon in a cause of action for breach of contract based upon an alleged employment agreement between Michael Grandon and Biologix International Ltd. Mr. Grandon claims that this alleged employment agreement is the responsibility of thehealthchannel.com based upon thehealthchannel.com's purchase of the internet related assets of Biologix International Ltd. thehealthchannel.com was served with the cross-complaint on December 14, 1999. Mr. Grandon seeks $400,000 in damages and options to purchase one million shares of Biologix stock. The management is not aware of any material developments in this proceeding during the second quarter of 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2000, the Company sold 1,861,472 shares and 1,861,472 warrants in a private offering (see "LIQUIDITY AND CAPITAL RESOURCES"), raising $284,253. No underwriters were utilized and no commissions were paid. This private offering is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D.

         On April 4, 2000, the Company issued 45,781 shares of Common Stock to Fields, Israel & Benning in settlement of a legal dispute.

         On May 31, 2000, the Company issued 823,523 shares of Common Stock to Sandra Redding and Marshall Redding in settlement of a legal dispute.

         On April 4, 2000, the Company issued 5,000 shares to National Securities FBO Randall D. Lewis in compensation for services rendered by Randall
D. Lewis in connection with the preparation of the Company's business plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  10.1     NewsEdge Agreement, dated May 27, 2000
                  27.1     Financial Data Schedule

         (B)      REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THEHEALTHCHANNEL.COM, INC.

Date:    August 11, 2000                        /s/ DONALD SHEA
                                          --------------------------------------
                                          Donald Shea, President

Date:    August 11, 2000                        /s/ THOMAS LONERGAN
                                          --------------------------------------
                                          Thomas Lonergan, Chief Operating
                                          Officer, Vice President, Secretary