Form 10QSB
period 2000-09-30
THEHEALTHCHANNEL COM INC
filed 2000-11-20
CIK 1042373

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

                                                     Yes    X          No
                                                        -------          ---

         The issuer had 82,770,359 shares of its $.001 par value Common Stock issued and outstanding as of October 31, 2000.

                     Transitional Small Business Disclosure Format (check one)

                                                     Yes    No   X
                                                        ----  ------

                           THEHEALTHCHANNEL.COM, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

                                                                                                        PAGE NO.
                                                                                                        --------

                  Item 1.  Financial Statements

                           Comparative Unaudited Balance Sheet as of September 30, 2000                     1

                           Comparative Unaudited Statements of Operations for the                           2
                           Three Months Ended September 30, 2000 and 1999, and
                           the nine months ended September 30, 2000 and 1999

                           Comparative Unaudited Statements of Cash Flows for the                           3
                           nine months ended September 30, 2000 and 1999

                           Notes to the Unaudited Consolidated Financial Statements                         4

                  Item 2.  Management's Discussion and Analysis of                                          7
                           Financial Condition and Results of Operations


PART II. OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                                9

                  Item 2.  Changes in Securities and Use of Proceeds                                       10

                  Item 3.  Defaults Upon Senior Securities                                                 11

                  Item 4.  Submission of Matters to a Vote of Security Holders                             11

                  Item 5.  Other Information                                                               11

                  Item 6.  Exhibits and Reports on Form 8-K                                                11
                           (a)   Exhibits
                           (b)   Reports on Form 8-K

                       THEHEALTHCHANNEL.COM, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

               UNAUDITED BALANCE SHEET - SEPTEMBER 30, 2000

                                 ASSETS

          CURRENT ASSETS:
          Cash                                                                  $ 280,049
          Software development costs                                               34,500
          Loan receivable                                                          63,000
          Loan interest                                                                 0
          Prepaid expenses and other receivables                                   41,203
                                                                           ---------------
            Total current assets                                                               $   418,752


          PROPERTY AND EQUIPMENT, net of accumulated
            depreciation and amortization                                                          628,269

          DEPOSITS                                                                                   3,852
                                                                                          -----------------

                                                                                               $ 1,050,873
                                                                                          =================

                        LIABILITIES AND STOCKHOLDERS' EQUITY


          CURRENT LIABILITIES:
           Accounts payable and accrued expenses                                $ 923,473
           Loans payable, short term, 6% interest, due
            February 21, 2001, net of unamortized discount of $447,916             52,084
                                                                           ---------------
             Total current liabilities                                                         $   975,557


          STOCKHOLDERS' EQUITY:
          Common stock; $.001 par value, 110,000,000 shares
            authorized, 27,000,993 shares issued and outstanding                   27,001
          Additional paid in capital                                            8,017,364
          Deficit accumulated during development stage                         (7,969,049)
                                                                           ---------------

            Total stockholders' equity                                                              75,316
                                                                                          -----------------


                                                                                               $ 1,050,873
                                                                                          =================

                      THEHEALTHCHANNEL.COM, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF OPERATIONS










                                       For the nine     For the nine   For the three  For the three
                                       months ended     months ended   months ended   months ended    From inception
                                       September 30,    September 30,  September 30,  September 30,   to September 30,
                                          2000              1999           1999           1999             2000
                                       --------------   -------------  -------------  -------------  -----------------
                                        (unaudited)      (unaudited)    (unaudited)    (unaudited)

REVENUES                                     $ 10,870           $   -       $ 10,862          $   -           $ 10,870

COST OF SALES                                       -               -              -              -                  -
                                       --------------  --------------  -------------  -------------  -----------------

GROSS PROFIT                                   10,870               -         10,862              -             10,870

OPERATING EXPENSES:

 General and administrative                 2,305,543         653,662      1,089,674        653,662          5,766,271
                                       --------------  --------------  -------------  -------------  -----------------
LOSS FROM CONTINUING OPERATIONS            (2,294,673)       (653,662)    (1,078,812)      (653,662)        (5,755,401)
                                       --------------  --------------  -------------  -------------  ------------------

Loss on discontinued operations                     -        (367,014)             -              -         (2,114,398)
Loss on disposal of segment                         -         (99,250)             -              -            (99,250)
                                       --------------  --------------  -------------  -------------  ------------------
  TOTAL DISCONTINUED OPERATIONS                     -        (466,264)             -              -         (2,213,648)
                                       --------------  --------------  -------------  -------------  ------------------
 NET LOSS                                $ (2,294,673)   $ (1,119,926)  $ (1,078,812)    $ (653,662)      $ (7,969,049)
                                       ==============  ==============  =============  =============  =================

 NET LOSS PER SHARE, BASIC AND DILUTED        $ (0.09)        $ (0.05)       $ (0.04)       $ (0.03)
                                       ==============  ==============  =============  =============

WEIGHTED AVERAGE COMMON EQUIVALENT
  SHARES OUTSTANDING                       24,715,990      22,078,199     26,346,144     22,129,663
                                       ==============  ==============  =============  =============

                        THEHEALTHCHANNEL.COM, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       For the             For the
                                                                  nine months ended   nine months ended   From inception to
                                                                  September 30, 2000  September 30, 1999  September 30, 2000
                                                                  ------------------  ------------------  ------------------
                                                                     (Unaudited)          (Unaudited)         (Unaudited)

NET LOS                                                                 $ (2,294,673)       $ (1,119,926)       $ (7,969,049)

ITEMS RECONCILING NET LOSS TO CASH
  USED BY OPERATING ACTIVITIES:

Depreciation                                                                 339,003              52,658             474,232
Loss on disposal of segment                                                        -              99,250              99,250
Noncash expenses from stock issuances                                        874,656                               4,680,217

CHANGES IN OPERATING ASSETS AND LIABILITIES:

     Accounts receivable                                                           -               3,336               3,148
     Inventory                                                                     -              76,982              83,077
     Software development costs                                              (34,500)                  -             (34,500)
     Loan interest                                                          (537,500)                               (537,500)
     Prepaid expenses                                                         (1,388)             33,952             (41,203)
     Deposits                                                                 (3,852)              2,597              (6,449)
     Accounts payable and accrued expenses                                   602,091             804,036             866,926
                                                                  ------------------  ------------------  ------------------

NET CASH USED BY OPERATING ACTIVITIES                                     (1,056,163)            (47,115)         (2,381,852)
                                                                  ------------------  ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES -

  disposal of (payments to) acquire property
    and equipment                                                            (39,265)                  -             (65,083)
                                                                  ------------------  ------------------  ------------------

NET CASH USED FOR INVESTING ACTIVITIES                                       (39,265)                  -             (65,083)
                                                                  ------------------  ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment for asset transfer                                                       -             (26,329)            (26,329)
  Loans receivable, officer-stockholders                                           -              41,952                   -
  Stock subscription receivable                                               25,000                   -                   -
  Loans receivable                                                           (42,000)                  -             (63,000)
  Proceeds from loans                                                        400,000                                 400,000
  Proceeds from private placement offering, net                              900,240             140,000           2,416,313
                                                                  ------------------  ------------------  ------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                       1,283,240             155,623           2,726,984
                                                                  ------------------  ------------------  ------------------
NET INCREASE (DECREASE) IN CASH                                              187,812             108,508             280,049

CASH, beginning of period                                                     92,237              22,551                   -
                                                                  ------------------  ------------------  ------------------

CASH, end of period                                                     $    280,049        $    131,059        $    280,049
                                                                  ==================  ==================  ==================
                                                                                                       -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   Noncash compensation from stock issuances                            $    874,656        $          -        $  4,680,217
                                                                  ==================  ==================  ==================
   Proceeds from loan payable paid directly to Horwitz and Beam
    from Laguna Pacific on behalf of the Company                        $    100,000        $          -        $    100,000
                                                                  ------------------  ------------------  ------------------

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

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

                      NINE MONTHS ENDED SEPTEMBER 30, 2000



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

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

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

(2)  STOCKHOLDERS' EQUITY:

     PRIVATE PLACEMENT

     In September 1999, the Company initiated a Rule 506, Regulation D private placement of 1,927,274 (post split) restricted shares of the Company's common stock from shares available from the forward stock split and 1,927,274 (post split) warrants to purchase restricted shares of the Company's' common stock with an exercise price determined at 70% of the trading value at the date of grant, for net proceeds of $1,410,779. The shares issued and the shares issuable upon exercise of the warrants have piggyback registration rights in the event the Company files a Registration Statement with the Securities and Exchange Commission. The warrants vest immediately and expire two years from the date of issuance. The private placement offering is still in process.

     REVERSE STOCK SPLIT

     During October 2000, the stockholders of the Company approved the stock split of 1:3 shares as proposed by the Board of Directors, the effect of which, is retroactively reflected in the accompanying financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

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

         On April 16, 1999, the Company transferred all of its assets and liabilities based on majority stockholder approval to a newly formed private company. The Company's plan of operations following the transfer of assets and liabilities was to seek and complete a merger or acquisition transaction with a small or medium-sized enterprise, which desired to become or remain a public corporation.

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

         With headquarters at 5000 Birch Street, Suite 4000, Newport Beach, California, thehealthchannel.com is comprehensive health information Internet portal that offers a one-step access point for consumers and professionals who want to explore a broad array of health topics and services. Consumers may access a global library of health-care information while searching for products and services. The site offers a complete Internet portal for state-of-the-art continuing medical education for professionals.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUE

         Consistent with its business plan, the company generated revenues of $10,862 from advertising associated with its wireless strategy for the three months ended September 30, 2000. The company generated no revenues for the comparative period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The Company did not have any selling expenses during the three months ended September 30, 2000. During this period, the Company had general and administrative expenses of $2,305,543.

LOSS FROM OPERATIONS

         The Company incurred a loss from operations of $1,078,812 for the three months ended September 30, 2000, compared to a loss of $653,662 for the same period in 1999.

NET LOSS

         The Company had a net loss of $1,089,674 or $(0.04) per share, for the three months ended September 30, 2000, and a net loss of $2,294,673 for the nine months ended September 30, 2000. This compares to net losses of $653,662 and $1,119,926 for the same periods in 1999 The operations of IVTX in 1999 are presented as discontinued operations as a result of the transfer of its assets and liabilities to a private company. The operations of the old IVTX are not related to the operation of thehealthchannel.com business going forward.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily funded its capital requirements through private equity infusions. The Company recently concluded a private offering to accredited investors only. The Company raised approximately $1,410,779 from this offering. It has secured short term bridge loan financing of $500,000 from institutional and accredited investors. The terms of the loan were 6% interest payable in six months, or 30 days post SEC approval of the SB-2 filing plus warrants equal to the value of the loan at market prices upon retirement of the debt. The Company has also secured a private equity line valued at $30 million from Swartz Private Equity LLC. The private equity line is contingent upon the SEC's approval of our Form SB-2 registration statement, and we cannot guarantee that this registration statement will be approved. The equity line of credit has a three-year term. If the Form SB-2 registration statement is approved, the Company will be able to draw on the line of credit by placing put orders for a specified amount of requested capital, pursuant to the terms of the Investment Agreement entered into between the Company and Swartz Private Equity LLC. Fulfillment of all or part of a request is based on the stock price and market volume during the 30-day period after the put order. The Company plans to use the equity line of credit for long-term financing and potential acquisitions.

         The company filed SB2 documentation with the SEC to register its stock on August 31, 2000.

         On November 17, 2000, the one for three reverse stock split that was approved at the Company's Annual Shareholders meeting went into effect.

       At September 30. 2000, the Company had outstanding current liabilities of $923,473 consisting mainly of accounts payable $85,000, accrued professional fees of approximately $260,000, accrued interest of $250,000 and accrued officers salaries $216,000. The Company anticipates satisfying its current liabilities in the ordinary course of business from revenues and accounts receivable.

       The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

FUTURE PLAN OF OPERATION

         The company's overall plan of operations for the next 12 months include significant website development in four primary areas: a) Further develop, promote and increase product offerings in its industry leading "Anywhere, Anytime -TM-" mobile and wireless strategy. thehealtchannel.com was a first time mover in the health sector with this technology application b) Broaden overall content offerings in the areas of general health content and delivery of health goods and services, c) Deliver a number of "deep vertical" products in specific health topics, d) Implement the business to business revenue generating products covering a number of health areas including some unique products not currently in the marketplace. The company's overall plan of operation also includes completion of strategic acquisitions for the purposes of revenue/profit enhancement, content development, and increased traffic to the website. The Company's ability to implement the plan is dependent on the Company's Form SB-2 Registration Statement being approved by the SEC and the use of the Swartz equity line of credit or other financing. There is no guarantee that the Company will be able to obtain the funds necessary to implement its business plan. In the event that the Form SB-2 is not approved by the SEC in the next 4-6 months, it is likely that the Company would need to find sources of funding other than the Swartz equity line of credit to continue its operations. The Company cannot give any assurance that such alternative financing will be available.
(i) The company can satisfy its cash requirements for a period of approximately 3-4 months. The company will then need to raise additional funds.
(ii) The company is currently conducting product research and development in the areas of general health content, broadening and strengthening its health information delivery, as well as conducting research and development in the areas of premier health product offerings (deep verticals) and mobile and wireless communication. In addition the company will continue to develop its business-to-business goods and services products.
(iii) The company recently purchased (through the inclusion of its new operations center lease) the necessary infrastructure to grow the company and reduce its operational costs by bringing a majority of its software development in house. The necessary resources and equipment are now attained, and are operational.
(iv) The company expects to add approximately 5-10 new employees in the next fiscal year.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SETTLEMENT OF GRANDON LAWSUIT

         The share numbers in "Legal Proceedings" have not been adjusted to reflect the one for three reverse stock split of the Company's common stock that went effective on November 17, 2000.

         The Company's Form 10-KSB filed on March 21, 2000 discloses that the Company had been named as a cross-defendant in a cross-complaint filed by Michael Grandon in an action pending in the Superior Court State of California for the County of San Francisco, Case No. 307364. This action was initiated by Biologix International, Ltd. ("Biologix") against Michael Grandon on October 22, 1999 alleging causes of action against Michael Grandon for: (1) temporary restraining order and preliminary and permanent injunction; (2) breach of fiduciary duty; (3) fraud by intentional misrepresentation; (4) conversion; (5) possession of personal property; (6) declaratory relief; and (7) accounting. The claims alleged by Biologix related to the actions and conduct of Mr. Grandon while an officer and director of Biologix. thehealthchannel.com was named as a cross-defendant in the cross-complaint of Michael Grandon in a cause of action for breach of contract based upon an alleged employment agreement between Michael Grandon and Biologix International Ltd. Mr. Grandon claimed that this alleged employment agreement was the responsibility of thehealthchannel.com based upon thehealthchannel.com's purchase of the internet related assets of Biologix. thehealthchannel.com was served with the cross-complaint on December 14, 1999. Mr. Grandon sought $400,000 in damages and options to purchase one million shares of Biologix stock.

         This lawsuit was settled by the parties through the execution of a Settlement Agreement and Release (the "Setttlement Agreement") on August 31,2000. As part of the settlement, thehealhchannel.com agreed to allow the exchange of a portion of Mr. Grandon's Biologix shares for thehealthchannel.com shares.

         Michael Grandon had tendered 5,102,834 shares (the "Grandon Shares") of Biologix common stock to be exchanged for thehealthchannel.com stock as part of the share exchange arrangement entered into by thehealthchannel in connection with its acquisition of thehealthchannel.com website in July of 1999. Grandon had been unable to exchange these shares prior to the settlement due to a preliminary injunction imposed by the Superior Court. In addition, five companies that thehealthchannel.com believes were controlled or affiliated with Michael Grandon had tendered at least 6,000,000 shares of Biologix stock (the "Grandon Affiliate Shares") to be exchanged for thehealthchannel.com stock that were also blocked by the preliminary injuction. However, prior to the preliminary injunction, one of these companies the MedTel Corporation, was able to exchange 1,000,000 Biologix shares (the "MedTel Shares") for thehealthchannel.com shares.

         Under the terms of the Settlement Agreement, thehealthchannel.com agreed to exchange up to 2,200,000 of the Grandon Shares, provided that the 2,200,000 thehealthchannel shares to be received by Mr. Grandon will be placed in escrow with 1,000,000 shares becoming immediately available to Mr. Grandon on his satisfying certain terms of the

Settlement Agreement. The remaining 1,200,000 shares can only become available to Mr. Grandon as follows: (i) 500,000 shares upon the Company's 20-day weighted average share price reaching $.75, (ii) 500,000 shares upon the Company's 20-day weighted average share price reaching $1.25, and (iii) 200,000 shares upon the Company's 20-day weighted average share price reaching $2.00. Under the terms of the Settlement Agreement the remaining 2,902,834 Grandon Shares and all the Grandon Affiliate Shares will not be exchanged for thehealthchannel.com, Inc. stock. In addition, the exchange of the 1,000,000 MedTel Shares will be rescinded.

         In summary, prior to the settlement of this litigation, Mr. Grandon and companies that the Company believes were controlled or affiliated with Mr. Grandon had exchanged or were requesting the exchange of at least 12,102,834 Biologix shares. The terms of the Settlement Agreement provide that they will receive not more than 2,200,000 shares of thehealthchannel.com stock .

OTHER SETTLEMENTS

         The other two cases disclosed by the Company's Form 10-KSB this year (the threatened litigation against the Company by Sandra Redding and Marshall Redding, and the threatened litigation against the Company by Fields, Israel & Benning) have also both been settled.

         To the knowledge of management, there is no other material litigation pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The share numbers in "Changes in Securities and Use of Proceeds" have not been adjusted to reflect the one for three reverse stock split of the Company's common stock that went effective on November 17, 2000.

         During the three months ended September 30, 2000, the Company sold 1,484,881 shares and 1,484,881 warrants in a private offering to accredited investors only, raising $366,281. No underwriters were utilized and no commissions were paid. This private offering is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to
Section 4(2) of the Act and Rule 506 of Regulation D.

         On June 19, 2000, the Company issued 3,450,000 warrants to purchase common stock to Swartz Private Equity LLC in consideration of entering into an Equity Line Letter of Agreement for a $30,000,000 equity line of credit. These warrants are exercisable by Swartz Private Equity LLC as follows: 1,150,000 shares became exercisable after a 15 business day review period of the documentation for the transaction, 1,150,000 shares became exercisable after the execution of the Investment Agreement for the $30,000,000 equity line of credit. The remaining 1,150,000 shares are exercisable upon the earlier of (i) the date of effectiveness of Company's Form SB-2 registration statement filed to register the transaction, or (ii) December 19, 2000.

         On July 5, 2000, the Company approved the issuance of 1,619,958 restricted shares to 12 officers, directors and consultants in payment for services rendered to the Company.

         On August 1, 2000, the Company agreed to issue 2,500,000 shares of common stock to Laguna Pacific Partners L.P. in consideration recently issued a loan in the amount of $250,000 from Laguna Pacific Partners L.P., a Delaware limited partnership. This loan is made pursuant to a secured note which bears interest at the rate of 6% and is payable on the earlier of February 3, 2001 or the effective date of this prospectus. The loan is secured by all of the Company's assets.

         On August 18, 2000, in consideration for a loan of $250,000, the Company agreed to issue 536,333 shares to Les Dube and Irene Dube and a warrant for common stock common stock for an amount equal to the quotient of

$250,000 divided by the closing bid of our stock immediately preceding the effective date of the Form SB-2 that the Company is currently being reviewed by the SEC. The term of the warrant is five years and the exercise price is $1 in the aggregate. The loan is made pursuant to a note which bears interest at the rate of 6% and is payable on the earlier of February 18, 2001 or the effective date of this prospectus. The shares and warrants issued to Mr. and Ms. Dube are being registered in this prospectus and upon repayment of this loan, these shares are to be retained by them.

         In August and September of this year, the Company agreed to issue 34,482 shares of Company stock to Integrity Media, Inc. pursuant to an agreement signed between the Company and Integrity Media, Inc. on August 18, 2000. The agreement provides for Integrity Media, Inc. to furnish public relations services to the Company in return for 17,241 shares of Company stock per month. The term of the Agreement is one month but it is renewable on a month to month basis with the mutual consent of both parties. This agreement was renewed by the parties in September, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

10.1 Content Partner Agreement between thehealthchannel.com and AvantGo, dated July 31, 2000
10.2 6% Secured Note between thehealthchannel.com and Laguna Pacific Partners, L.P., dated August 1, 2000
10.3     Unit Warrant between thehealthchannel.com and Laguna Pacific
         Partners, L.P., dated August 1, 2000
10.4 Security Agreement between thehealthchannel.com and Laguna Pacific Partners, L.P., dated August 1, 2000
10.5 Investor Representations and Warrants Agreement between thehealthchannel.com and Laguna Pacific Partners, L.P., dated
         August 1, 2000
10.6 Subscription Agreement between thehealthchannel.com and Laguna Pacific Partners, L.P. dated August 1, 2000
10.7 Warrant Agreement to Purchase Common Stock of thehealthchannel.com, Inc. by Swartz Private Equity, LLC dated August 15, 2000
10.8 Warrant Side Agreement between thehealthchannel.com, Inc. and Swartz Private Equity dated August 15, 2000
10.9 Investment Agreement between thehealthchannel.com, Inc. and Swartz Private Equity dated August 15, 2000
10.10 Registration Rights Agreement between thehealthchannel.com and Swartz Private Equity, LLC dated as of August 15, 2000
10.11 Acknowledgement and Agreement between thehealthchannel.com and Swartz Private Equity, LLC, dated August 15, 2000
10.12    Consulting Agreement between thehealthchannel.com and Lawrence
         W. Horwitz, dated August 18, 2000
10.13    Consulting Agreement between thehealthchannel.com and Integrity
         Media, Inc., dated August 18, 2000
10.14 Subscription Agreement between thehealthchannel.com and Les Dube and Irene Dube, dated August 21, 2000
10.15 Investor Representations and Warrants Agreement between thehealthchannel.com and Les Dube and Irene Dube, dated August 21, 2000
10.16 Settlement Agreement and Release between thehealthchannel.com and Michael Grandon, dated August 31,

         2000
10.17 Content Distribution Agreement between thehealthchannel.com and OmniSky Corporation, dated September 6, 2000

         (b)     REPORTS ON FORM 8-K:

         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              THEHEALTHCHANNEL.COM, INC.



Date:    November 17, 2000                                        /s/  Donald Shea
                                                              ---------------------------
                                                              Donald Shea, President





Date:    November 17, 2000                                        /s/  Thomas Lonergan
                                                              ---------------------------
                                                              Thomas Lonergan, Chief Operating Officer, Vice
                                                              President, Secretary

                                          12