Form 10KSB40/A
period 1999-12-31
THEHEALTHCHANNEL COM INC
filed 2000-12-19
CIK 1042373

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                 AMENDMENT 1 TO
                                   FORM 10-KSB

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

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. /X/

Registrant's revenues for its fiscal year ended December 31, 1999, were $-0-. As of December 5, 2000, Registrant had 27,610,953 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $2,820,269.38. This calculation is based upon the closing sales price of $0.125 per share on the Pink Sheets on December 5, 2000.

Transitional Small Business Disclosure Format (check one). Yes / / No /X/

                                TABLE OF CONTENTS

PART I                                                                                             PAGE
------                                                                                             ----
Item 1            Description of Business                                                            1

Item 2            Description of Property                                                            7

Item 3            Legal Proceedings                                                                  7

Item 4            Submission of Matters to a Vote of Security Holders                                8

PART II
-------

Item 5            Market for Common Equity and Related Stockholder Matters                           8

Item 6            Management's Discussion and Analysis                                               9

Item 7            Financial Statements                                                              13

Item 8            Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                              13

PART III
--------

Item 9            Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act                                            13

Item 10           Executive Compensation                                                            15

Item 11           Security Ownership of Certain Beneficial Owners and Management                    16

Item 12           Certain Relationships and Related Transactions                                    17

PART IV
-------

Item 13           Exhibits and Reports on Form 8-K                                                  17

                                     PART I

ITEM 1 - BUSINESS

              A.  BUSINESS DEVELOPMENT

                      1. FORM AND YEAR OF ORGANIZATION

         Innovative Tracking Solutions Corporation, also known as InTracks Corporation ("IVTX" or "the Predecessor Company") was incorporated under the laws of the state of Delaware on September 4, 1996. IVTX was formed to develop, manufacture, and market a broad range of simple and creative products to solve typical problems associated with the fast-paced nature of modern individuals and businesses. Information in this Form 10-KSB/A gives effect to a one-for-three reverse split executed on November 17, 2000. All share amounts and per share prices are adjusted to give effect to the reverse stock split.

         IVTX's initial operations included the further development and manufacture of the Smart Kitchen-TM- patented food storage tracking system invented by IVTX' founders and licensed exclusively to IVTX. Based on the then current financial condition of IVTX and the cost to launch this product into the consumer marketplace, management of IVTX decided to postpone the launch in favor of the development and launch of an additional product, the Private Practice-TM-Vibration Reminder Disk, which management of IVTX felt held greater market potential and lower manufacturing and marketing costs. IVTX secured exclusive marketing rights to the product and launched it into test markets in November 1997.

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

         Biologix paid $250,000 for 850,000 shares of common stock of IVTX, representing the majority controlling interests held by the officers and directors of IVTX. Additionally, Biologix agreed to contribute its thehealthchannel.com asset to IVTX in exchange for the IVTX shareholders agreeing to split their stock and exchange shares with the shareholders of Biologix. The shares of stock of IVTX were forward split 28.22-for-one and the IVTX shareholders agreed to exchange each share they held of IVTX stock for two shares of common stock of IVTX under its new name of thehealthchannel.com, Inc. and exchange 26.22 shares each with the shareholders of Biologix on a three-for-one basis (the "Exchange"), as adjusted for the Company's one-for-three reverse split. At the time of the Exchange, IVTX had 139 shareholders.

         The Exchange was announced to shareholders of both IVTX and Biologix through press releases and a letter to IVTX shareholders. After the forward stock split, the Company (thehealthchannel.com, Inc. formerly Innovative Tracking Solutions Corporation) had 35,606,519 shares of common stock issued and outstanding. The Exchange began on August 6, 1999 and ended on October 31, 1999 to ensure that all shareholders had enough time and notice to exchange their shares. Following the conclusion of the Exchange period, the Company had approximately 10,600,000 shares reserved for exchange with Biologix shareholders that were not exchanged and therefore cancelled those extra shares and as of December 31, 1999 had 25 million issued and outstanding shares of common stock, of which approximately 10 million shares were in the public float.

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

         As of December 31, 1999, the Company had not yet generated any advertising revenue from this agreement with 24/7.

         As of December 31, 1999, the Company had no other agreements for advertising on its web site.

         2. Retail Sales Model. Companies will sell their products and services on their site with referrals from the Company and the Company will receive commissions. The Company had no relationships of this type as of December 31, 1999.

         3. Portal/Information Center. Companies pay to have products and services listed in thehealthchannel.com broadband portal. The Company had no relationships of this type as of December 31, 1999.

         4. Subscription model. The Company could charge users to access information and certain portions of the Company's web site. As of December 31, 1999, the Company was not charging users to access any portions of the Company's web site.

         5. Affiliate/Affinity model. The Company's web site would offer goods and services from companies that it has a direct relationship with so that the Company may share in the revenues. As of December 31, 1999, the Company had no relationships of this type.

         6. Auction model. thehealthchannel.com would offer the forum for companies to "auction" their goods or services. As of December 31, 1999, the Company had no relationships of this type.

                  2. DISTRIBUTION

         thehealthchannel.com, Inc. (the "Company") distributes its web site content via the Internet.

                  3. STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE.

         On August 11, 1999, the Company entered into an agreement with Market Pathways, a financial relations firm. Market Pathways handles the dissemination of the Company's press releases, helps draft press releases, and answers questions about the Company from Company shareholders and the marketplace in general. Market Pathways receives a fee of $4,000 per month for these services plus a one-time fee of 28,333 shares of common stock of the Company, restricted under Rule 144 of the Act.

         On July 13, 1999, the Company entered into a Consulting Agreement with Ocean View Management, LLC. Under the Consulting Agreement, Ocean View Management will establish and maintain an accounting system for the Company, balance the Company's books, and provide cash management services. In exchange for these services, Ocean View Management received a one time payment of 25,000 shares of the Company's common stock and receives a cash payment of $3,000 per month. The Agreement is terminable upon notice by either party.

         On December 1, 1999, the Company unveiled an updated version of its web site hosted by DVCi Technologies. Pursuant to an agreement of October 22, 1999, DVCi Technologies undertook to (a) create image and brand recognition for the Company along with short and long term media strategies; and (b) provide web site hosting and software development for the Company's web site, thehealthchannel.com. In addition, DVCi agreed to arrange for hardware leasing, software applications, hosting services, and human resources for approximately $136,000 in two equal payments, all of which have been made.

                  4. COMPETITION

         The online commerce industry, particularly on the Internet, is new, rapidly evolving and intensely competitive, which the Company expects to intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new web sites at a relatively low cost. As of December 31, 1999, the Company competed or was in potential competition with other companies which have health care web sites. These competitors include InteliHealth, OnHealth, Web MD, Koop.com, and YourHealth.com.

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

         2: Strategic Alliances and Business Relationships. These come in many different forms. For example, medical education, alternative medicine, pharmacy, library, and journals may enter into relationships with the Company to provide information to the Company's web site ("Information Relationships"). Concerning Information relationships, as of December 31, 1999, the Company had one information relationship with ScreamingMedia.Net, Inc which provides the Company with daily content feed for the Headline section of thehealthchannel.com web site. This is a one year term relationship that allows the Company to set filters for specific content and draw up to 500 stories per month at a cost of $3,250.00 per month.

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

                  9. EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

         See discussion in Paragraph 8, Government Approval above.

                  10 RESEARCH AND DEVELOPMENT COSTS.

         Since the Company began operations through December 31, 1999 it has spent approximately $50,000 on the research and development of its proprietary technology. The revenues the Company achieve will be primarily from strategic alliances and direct customer revenues. Fees generated, while paying directly for research and technology costs accrued to date, will also fund the operations of the Company, which includes funding on-going technological development.

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

                  12. EMPLOYEES

         As of December 31, 1999, the Company employed four full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. Long term, the Company will attempt to hire additional employees as needed based on its growth rate.

ITEM 2 - PROPERTIES

         The main administrative offices of the Company are located at 3101 West Coast Highway, Suite 175, Newport Beach, California 92663, consisting of 1,850 square feet, with a monthly lease payment of $3,000, pursuant to an oral agreement.

ITEM 3 - LEGAL PROCEEDINGS

         thehealthchannel.com was named as a cross-defendant in a cross-complaint filed by Michael Grandon in an action pending in the Superior Court State of California for the County of San Francisco, Case No. 307364. This action was initiated by Biologix International, Ltd. against Michael Grandon on October 22, 1999. The complaint of Biologix International, Ltd. alleged causes of action against Michael Grandon for: (1) temporary restraining order and preliminary and permanent injunction; (2) breach of fiduciary duty; (3) fraud by intentional misrepresentation; (4) conversion;
(5) possession of personal property; (6) declaratory relief; and (7) accounting. The claims alleged by Biologix International, Ltd. relate to the actions and conduct of Mr. Grandon while an officer and director of Biologix International, Ltd. thehealthchannel.com is named as a cross-defendant in the cross-complaint of Michael Grandon in a cause of action for breach of contract based upon an alleged employment agreement between Michael Grandon and Biologix International Ltd. Mr. Grandon claimed that this alleged employment agreement is the responsibility of thehealthchannel.com based upon thehealthchannel.com's purchase of the internet related assets of Biologix International Ltd. thehealthchannel.com was served with the cross-complaint on December 14, 1999. Mr. Grandon sought $400,000 in damages and options to purchase 333,333 shares of Biologix stock. thehealthchannel.com has answered the cross-complaint denying the allegations of Mr. Grandon. The Company subsequently settled this matter.

         In the summer of 1999, Sandra Redding and Marshall Redding (the "Reddings"), threatened the Company with litigation over the following dispute:
Sandra Redding is a former officer and director of I.Q. Now Corporation (IQ Now"). Ms. Redding alleged to have made a series of loans to IQ Now in excess of $250,000 for the purpose of funding the operations of IQ Now (the "Loans") and that these Loans were never repaid. In September 1997, IQ Now sold substantially all of its assets to Biologix in exchange for a warrant for common stock of Biologix. In July 1999, BIOLOGIX sold its internet related assets to the Company in exchange for common stock of IVTX. As of December 31, 1999, the Reddings were threatening litigation against IQ Now, Biologix, and the Company for re-payment of the loans. The total claim was for $260,000 plus interest. The Company subsequently settled this matter.

         In March, 1999, the law firm of Fields, Israel & Benning sought collection for their past due account with IQ Now in the amount of $13,558.39. This past due amount was never paid by IQ Now. In September 1997, IQ Now sold substantially all of its assets to Biologix in exchange for a warrant for common stock of Biologix. In July 1999, Biologix sold its internet related asset to the Company in exchange for common stock of IVTX. As of December 31, 1999, Fields, Israel & Benning were seeking collection of the past due account from IQ Now, Biologix, and the Company. The Company settled this matter to avoid litigation. The total claim was for $13,558.39 plus interest.

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

         The following table sets forth the high ask and low bid prices for the Company's common stock as reported on the OTC Bulletin Board.

         The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

             Period Reported                                  High Ask                  Low Bid
             Quarter ended June 30, 1998                      7.5                         3.33
             Quarter ended September 30, 1998                 6.33                        2.625
             Quarter ended December 31, 1998                  5.25                        1.69
             Quarter ended March 31, 1999                     9                           1.69
             Quarter ended June 30, 1999                      9.75                        1.50
             Quarter ended September 30, 1999                 12.625                      0.94
             Quarter ended December 31, 1999                  2.44                        0.80

         (b) STOCKHOLDERS

         As of December 6, 2000, the Company had approximately 813 holders of Company Common Stock.

         (c) DIVIDENDS

         The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

CHANGES IN SECURITIES

         On July 13, 1999, the Company entered into a Consulting Agreement with Ocean View Management, LLC. Under the Consulting Agreement, Ocean View Management received a one time payment of 75,000 shares of common stock of the Company. This issuance was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Consulting Agreement are restricted securities as defined in Rule 144.

         On August 11, 1999, the Company entered into an Agreement for Financial Public Relation Services with Market Pathways Financial Relations Incorporated. Under the Agreement for Financial Public Relations Services, Market Pathways Financial Relations Incorporated received a one time payment of 85,000 shares of common stock of the Company. This issuance was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Agreement are restricted securities as defined in Rule 144.

         On September 24, 1999, the Company commenced and is currently conducting a private offering to accredited investors only of units, each unit consisting of one share of the Company's Common Stock and one Warrant exercisable for a term of two years (the "Units"). The Company originally priced this offering at $2.25 per Unit with a $2.25 exercise price on the Warrants. However, the price of the Company's publicly traded stock dropped precipitously since the beginning of this private offering and the Company has lowered the purchase price of the Units and the corresponding exercise price on the Warrants. The Company may raise of a maximum of $5,000,000 under this private offering (2,222,222 Units). As of December 31, 2000, the Company sold a total of
441.215 Units (441.215 shares of common stock and 441.215 warrants) to 34 accredited investors for total gross proceeds of $526,815 at prices ranging from $0.42 to $2.25. The Private Placement is exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Private Placement are restricted securities as defined in Rule 144.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

         The Company's new segment of business, as a result of thehealthchannel.com contributed asset on July 28, 1999, is the business of providing healthcare information over the Internet.

PLAN TO ADDRESS GOING CONCERN OPINION

         The Company's independent certified public accountants' report on the Company's financial statements for the year ended December 31, 1999 contains an explanatory paragraph regarding the Company's ability to continue as a going concern. Among the factors cited by the accountants as raising substantial doubt as to the Company's ability to continue as a going concern are the Company's net losses from operations, negative cash flows from operations, and the fact that current liabilities exceed current assets. The accountants notes state that the Company's ability to continue as a going concern is subject to the attainment of necessary funding from outside sources. The Company has developed a plan to achieve profitability and allay doubts as to its ability to continue as a going concern. This plan includes: (1) obtaining long term-financing through securities offerings; and
(2) marketing and a variety or revenue sources to generate revenues.

         LONG TERM FINANCING THROUGH SECURITIES OFFERINGS. Since September 1999, the Company has received approximately $526,815 through a private offering of its common stock and warrants. See "Liquidity and Capital Resources." Management of the Company plans on continuing this private offering to raise up to $5 million. Management is also currently seeking additional financing from institutions, but has not yet entered into any agreements for such financing. Management plans to continue to seek financing through investment bankers, venture capitalists, and institutions.

         MARKETING AND REVENUE GENERATION. The Company will use a portion of the proceeds from its financing efforts to establish a marketing and promotion department and fund product marketing. Additionally, the Company will pursue the following revenue models: (1) advertising revenues; (2) retail sales; (3) portal/information center; (4) subscription fees; (5) affiliates and/or affinity relationships; and (6) auctions. See "Business of the Issuer."

RESULTS OF OPERATIONS

         The following table set forth, for the years indicated, selected financial information for the Company. The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, which is unrelated to the business of Innovative Tracking Solutions Corporation ("IVTX"), and its planned principal operations have not yet commenced. All losses accumulated since inception of thehealthchannel.com have been considered as part of the Company's development stage activities. The operations of IVTX are presented as discontinued operations as a result of the transfer of its assets and liabilities to a private company.

--------------------------------------------------------------------------------------
                                         Year Ended            Period from
                                      December 31, 1999        Inception
                                                               (September 4, 1996)
                                                               to December 31, 1999
--------------------------------------------------------------------------------------
    Total revenue                     $  -0-                   $    -0-
    Cost of revenue                   $  -0-                   $    -0-
    Gross profit                      $  -0-                   $    -0-
    General, administrative,
    and selling expenses              $ 3,460,728              $ 3,460,728
    Loss from operations              $(3,460,728)             $(3,460,728)
    Discontinued Operations           $  (466,264)             $(2,213,648)
    Net income loss                   $(3,926,992)             $(5,674,376)
--------------------------------------------------------------------------------------


FISCAL YEAR ENDED DECEMBER 31, 1999

REVENUE

         The Company is a development stage company and had no revenues for the year ended December 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company incurred costs of $3,460,728 for the year ended December 31, 1999 for launching its advertising campaign, satisfaction of professional services provided on the Company's behalf and other operating expenses incurred in support of its health-care web site.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has primarily funded its capital requirements through private equity infusions. The Company is currently conducting a private offering to accredited investors only of units, each unit consisting of one share of the Company's Common Stock and one Warrant exercisable for a term of two years (the "Units"). The Company originally priced this offering at $2.25 per Unit with a $2.25 exercise price on the Warrants. These Unit numbers and prices have been adjusted for the Company's one-for-three reverse split which takes effect November 17, 2000. However, the price of the Company's publicly traded stock dropped precipitously since the beginning of this private offering and the Company has lowered the purchase price of the Units and the corresponding exercise price on the Warrants. The Company planned to raise of a maximum of $5,000,000 under this private offering. As of December 31, 1999, the Company has sold a total of 441,215 Units (441,215 shares of common stock and 441,215 warrants) for total gross proceeds of $526,815 at prices ranging from $0.42 to $2.25 per Unit. As of December 31, 1999, no investor had exercised any warrants purchased in the current offering. This private offering is exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

         In addition to the funds being raised in the private offering, the Company will need to raise additional capital in the next twelve months to support its media advertising budget. This capital may be raised privately or publicly. As of December 31, 1999, the Company has no commitments for raising additional financing.

         As of December 31, 1999, the Company had outstanding current liabilities of $510,967 consisting of accounts payable and accrued expenses. All officers of the Company have agreed to defer their compensation until such time as the Company has the financial ability to pay compensation. The Company anticipates satisfying its current liabilities in the ordinary course of business from revenues and accounts receivable.

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

YEAR 2000 COMPLIANCE

         The Company's business operations depend on a network of computer systems. Many of the systems previously used a two digit date field to represent the date and could not have distinguished the year 1900 from the year 2000 (commonly referred to as the Year 2000 problem). In addition, the fact that the Year 2000 is a leap year could have created difficulties for some systems. At this date, it appears that the operations of the Company have not been materially adversely affected by any Year 2000 computer-related problems. However, it is still possible that Year 2000 problems could emerge. If the Company or one of its vendors develops problems related to Year 2000 which have not shown up at this date, the operations of the Company may be adversely affected.

FORWARD LOOKING STATEMENTS

         This registration statement contains forward-looking statements. The Company's expectations of results and other forward-looking statements contained in this registration statement, involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: Business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts, timing of product introductions; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has a Consulting Agreement with Jeffrey Berg, a director of the Company, whereby, for a one time payment of 7,333 shares of common stock of the Company, Mr. Berg assists the Company in locating, negotiating, and managing its financing.

ITEM 8.  DESCRIPTION OF SECURITIES.

         The authorized capital stock of the Company currently consists of 175,000,000 shares of Common Stock, $.001 par value. The Company has no shares of Preferred Stock.

         The Company's Transfer Agent is Continental Stock Transfer & Trust Company, 2 Broadway, 19th Floor, New York, New York 10004.

         The following summary of certain terms of the Common Stock does not purport to be complete and is subject to, and qualified in its entirety by, the provisions of the Company's Articles of Incorporation and Bylaws.

COMMON STOCK

         As of the date of this report, there are 25,000,000 shares of Common Stock outstanding.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (1)      DISMISSAL OF PRINCIPAL ACCOUNTANTS.

         The Registrant terminated Singer Lewak Greenbaum & Goldstein, LLP, Certified Public Accountants & Management Consultants ("Singer Lewak"), as its principal accountant as of November 29, 1999. The principal accountant's report on the financial statements of the Registrant contained no adverse opinion or a disclaimer of opinion, or was qualified nor modified as to uncertainty, audit scope, or accounting principles. The termination of Singer Lewak was approved by the Board of Directors. During the Registrant's two most recent fiscal years and any subsequent interim period preceding such registration, declination, or dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         (2)    ENGAGEMENT OF NEW PRINCIPAL ACCOUNTANTS.

         The Company engaged Stonefield Josephson, Inc. on November 29, 1999 as its principal accountants. Stonefield, Josephson's business address is 1620 26th Street, Suite 400 South, Santa Monica, California, 90404. Stonefield, Josephson replaces Singer Lewack. Stonefield Josephson conducted the audits for which financial statements are attached. Neither the Company nor anyone on its behalf has consulted Singer Lewack during the two most recent past fiscal years regarding any matter for which reporting is required under Regulation S-B, Item 304(a)(2)(i) or (ii) and the related instructions. The decision to engage Stonefield, Josephson was approved by the Board of Directors.

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

         The directors and executive officers of the Company are as follows:

         NAME                        AGE                           OFFICE
-------------------------------------------------------------------------------------------------
Donald A. Shea                       67          Chief Executive Officer, President, and
                                                 Chairman of the Board of Directors
Thomas Lonergan                      50          Chief Operating Officer, Vice President,
                                                 Secretary, Chief Financial Officer, and Director
Balazs Imre Bodai, M.S., M.D.        45          Director
Jeffrey H. Berg, MBA, Ph.D.          57          Director
Joseph Song, M.D., F.A.C.C.          40          Director
-------------------------------------------------------------------------------------------------

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

         JEFFREY H. BERG, PH.D., DIRECTOR. Dr. Berg holds an MBA and Ph.D. in Chemistry from New York University. From September 1995 through the present, he is a senior research analyst for M.H. Meyerson & Co., Inc. From 1991 through the present, he is the President of Health Care Insights. Mr. Berg was a Vice President of the Chicago Corporation from 1991 to 1992. Mr. Berg was security analyst for William K. Woodruff & Co. from 1990 to 1991 and Vice-President of Research for J.C. Bradford & Co. from 1987 to 1990. From 1981 to 1987 he was Vice-President of the Health Care Division of PA Consulting Services, Inc. of London, England, specializing in international technology and new product surveillance, venture capital investment, acquisition studies, and state-of-the-art for diverse areas of health care. During the 1970s, Mr. Berg developed products and conducted research for General Foods, the Patient Care Division of Johnson & Johnson Products, Inc., the Consumer Products Division of Ortho Pharmaceutical Corporation; and staffed and supervised scientists and engineers at the R&D laboratories for development of varied medical and health care products within the Johnson & Johnson family of companies. Dr. Berg holds several patents in the area of biosensor and disposable electrode technology. He has published a number of articles on topics such as biosensors, cancer therapy, biopharmaceuticals, drug infusion devices and industrial biotechnology. Dr. Berg serves as a liaison with the investment banking and scientific communities.

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

         ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of the date of this Prospectus by: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

                                                     Shares of              Percent
         Name and Address                         Common Stock(1)          of Class(2)

         Donald A. Shea(2)                            138,500                 *
         Thomas P. Lonergan(2)                        862,003                 3.4%
         Balazs Imre Bodai, M.S., M.D.(2)             445,000                 1.8%
         Jeffrey H. Berg, MBA, Ph.D.(2)               147,800                 *

         Joseph Song, M.D.(2)                         844,542                 3.4%
         All Officers and Directors
         as a Group (5 persons)                     2,437,845                 9.8%

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

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS


3.1      Articles of Incorporation*
3.2      Amendment to Articles of Incorporation*
3.3      Certificate of Correction to Articles of Incorporation*
3.4      By-laws*
3.5      Amended By-laws*
4.1      Specimen Certificate of Common Stock*
4.2      Specimen Warrant Certificate of Common Stock*
10.1     Acquisition, Stock Purchase, and Exchange Agreement, dated July 28, 1999*
10.8     Stock Purchase Agreement and Warrant Agreement (form) for pending private placement*
10.9     24/7 Media Inc. Network Affiliation Agreement, dated September 9, 1999*
10.10    Employment Agreement with Thomas P. Lonergan, dated September 1, 1999*
10.11    Employment Agreement with Donald A. Shea, dated September 1, 1999*
10.12    Consulting Agreement with Ocean View Management Group, LLC, dated July 13, 1999*
10.13    Custom Content Service Agreement with ScreamingMedia.Net, Inc., dated September 27, 1999*
10.14    Agreement for Financial Public Relations Services with Market Pathways, dated August 11, 1999*
10.15    DVCi  Technologies,  Inc.  thehealthchannel.com  Technical  Requirements and Content  Specification  dated
         October 22, 1999*
10.16    Asset & Liability Purchase and Sale Agreement between Innovative Tracking Solutions Corporation, a Nevada corporation and
         Innovative Tracking Solutions Corporation, a Delaware corporation, dated April 14, 1999*
10.17    Exodus Communications, Inc. Master Services Agreement, dated November 19, 1999*
10.18    Content Agreement with EarthLink Network, Inc., dated October 27, 1999*
10.19    On-Line  License  Agreement  with  Infoseek,  dated March 1, 1999 and Addendum dated November 22, 1999 for
         thehealthchannel.com, Inc.*
10.20    Consulting Agreement by and between Jeffrey Berg and thehealthchannel.com, Inc. dated September 1, 1999*


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

Date:  December 14, 2000                   THE HEALTHCHANNEL.COM, INC.

                                           /s/ Donald A. Shea
                                           ------------------------------------
                                           By: Donald A. Shea
                                           Its: President, Chief Executive
                                           Officer, Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title                               Date
---------                                       -----                               ----


/s/ DONALD A. SHEA
----------------------------
Donald A. Shea                      Chief Executive Officer, Director               December 15, 2000


/s/ Thomas P. Lonergan
----------------------------
Thomas P. Lonergan                  Chief Financial Officer, Director,
                                    Chief Operating Officer, Executive
                                    Vice President, Secretary                       December 15, 2000


/s/ Balazs Imre Bodai
----------------------------
Balazs Imre Bodai                   Director                                        December 15, 2000


/s/ Joseph K. Song
----------------------------
Joseph K. Song                      Director                                        December 15, 2000


/s/ Jeffrey Berg
----------------------------
Jeffrey Berg                        Director                                        December 15, 2000


                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999




                                    CONTENTS

                                                                          Page
                                                                          ----
INDEPENDENT AUDITORS' REPORT                                                 F-2

FINANCIAL STATEMENTS:
  Balance Sheet                                                              F-3
  Statement of Operations                                                    F-4
  Statement of Stockholders' Equity                                      F-5-F-6
  Statement of Cash Flows                                                    F-7
  Notes to Financial Statements                                         F-8-F-16

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
thehealthchannel.com, Inc.
Newport Beach, California

We have audited the accompanying balance sheet of thehealthchannel.com, Inc. (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1998 and for the year then ended and for the period from inception of operations on September 4, 1996 to December 31, 1998 was audited by other auditors whose report dated April 1, 1999, included an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern.

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

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 21, 2000
                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       BALANCE SHEETS - DECEMBER 31, 1999



                                     ASSETS

CURRENT ASSETS:
  Cash                                                                    $        92,237
  Loan receivable                                                                  21,000
  Prepaid expenses and other receivables                                          129,399
                                                                          ---------------

          Total current assets                                                               $       242,636

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                                                          838,424
                                                                                             ---------------

                                                                                             $     1,081,060
                                                                                             ===============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accounts payable and accrued expenses                                                      $       510,967

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 175,000,000 shares
    authorized, 22,960,597 shares issued and outstanding
    (see Note 8)                                                          $        22,961
  Additional paid-in capital                                                    6,246,508
  Subscriptions receivable                                                        (25,000)
  Deficit accumulated during the development stage                             (5,674,376)
                                                                          ---------------

          Total stockholders' equity                                                                 570,093
                                                                                             ---------------

                                                                                             $     1,081,060
                                                                                             ===============

See accompanying notes to financial statements.

                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                                                                      From inception on
                                                         Year ended              Year ended          September 4, 1996 to
                                                      December 31, 1999       December 31, 1998       December 31, 1999
                                                      -----------------       -----------------       -----------------
                                                                                                         (unaudited)
NET REVENUES                                          $               -       $              -       $                 -

COST OF SALES                                                         -                      -                         -
                                                      -----------------       ---------------        -------------------

GROSS PROFIT                                                          -                      -                         -

GENERAL AND ADMINISTRATIVE EXPENSES                           3,460,728                      -                 3,460,728
                                                      -----------------       ----------------       -------------------

LOSS FROM CONTINUING OPERATIONS                              (3,460,728)                     -                (3,460,728)
                                                      -----------------       ----------------       -------------------

DISCONTINUED OPERATIONS:
  Loss on discontinued operations                              (367,014)            (1,472,601)               (2,114,398)
  Loss on disposal of segment                                   (99,250)                     -                   (99,250)
                                                      -----------------       ----------------       -------------------

          Total discontinued operations                        (466,264)            (1,472,601)               (2,213,648)
                                                      -----------------       ----------------       -------------------

NET LOSS                                              $      (3,926,992)      $     (1,472,601)      $        (5,674,376)
                                                      =================       ================       ===================

NET LOSS PER SHARE, BASIC AND DILUTED                 $          (0.18)       $         (0.04)
                                                      ================        ===============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, BASIC AND DILUTED                             22,125,497             33,786,016
                                                      =================       ================


See accompanying notes to financial statements.

                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                          Accumulated
                                                  Common stock           Additional         Stock        during the       Total
                                              -----------------------      paid-in      subscriptions    development   stockholders'
                                                Shares      Amount         capital        receivable        stage         equity
                                              ---------   -----------    -----------    --------------   -----------   ------------
DESCRIPTION
-----------
Balance at December 31, 1997, restated for
  1:3 stock split on October 12, 2000         11,388,007  $    11,388    $  379,859     $        -       $  (274,783)  $   116,464

Shares sold for cash                           3,334,252        3,334       473,130                                        476,464

Shares issued in exchange for services         6,998,481        6,998     1,054,541                                      1,061,539

Common stock subscription                        184,413          184        59,816        (60,000)

Net loss for the year ended
  December 31, 1998                                                                                       (1,472,601)   (1,472,601)
                                              ----------  -----------    ----------     ----------       -----------    ----------
Balance at December 31, 1998                  21,905,153       21,905     1,967,345        (60,000)       (1,747,384)      181,866

IVTX
----
Issuance of common stock from IVTX
  private placement offering (Note 4)            113,043          113       112,086         60,000                         172,199

Issuance of shares for services rendered on
  behalf of the Company (Note 4)                  34,800           35        52,165                                         52,200

thehealthchannel.com (FORMERLY IVTX)
------------------------------------
Contribution of asset from Biologix
  International, Ltd. (Note 3)                                              947,835                                        947,835

Issuance of common stock from private
  placement offering (Note 4)                    405,934          406       510,134        (25,000)                        485,540

Issuance of common stock related to
  settlement agreements (Note 4)                 501,667          502     1,796,843                                      1,797,345


See accompanying notes to financial statements.

                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                  Common stock           Additional        Stock          during the      Total
                                              -----------------------      paid-in      subscriptions     development  stockholders'
                                                Shares      Amount         capital        receivable         stage        equity
                                              ----------  -----------    -----------    --------------   ------------  ------------
Shares given directly by shareholders for
  services rendered on the Company's
  behalf (Note 4)                                                           860,100                                        860,100

Net loss for the year ended
  December 31, 1999                                                                                       (3,926,992)   (3,926,992)
                                              ----------  -----------    ----------     ----------       -----------    ----------
Balance at December 31, 1999                  22,960,597  $    22,961    $6,246,508     $  (25,000)      $(5,674,376)   $  570,093
                                              ==========  ===========    ==========     ==========       ===========    ==========



See accompanying notes to financial statements.

                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                     From inception on
                                                         Year ended              Year ended         September 4, 1996 to
                                                      December 31, 1999       December 31, 1998       December 31, 1999
                                                      -----------------       -----------------     --------------------
                                                                                                         (unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Net loss                                             $     (3,926,992)      $     (1,472,601)        $     (5,674,376)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES:
      Depreciation and amortization                             135,230                      -                  135,230
      Loss on disposal of division                               99,250                      -                   99,250
      Non cash expenses from stock issuances                  2,611,423              1,041,138                3,805,561

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                           189                 (3,336)                   3,146
      Inventory                                                 (10,312)                  (783)                  83,077
      Prepaid expenses                                         (108,447)                  (950)                (129,399)
      Deposits                                                    2,597                      -                    2,597

    (DECREASE) INCREASE IN LIABILITIES -
      accounts payable and accrued expenses                     661,157                 34,311                  354,419
                                                       ----------------       ----------------         ----------------

          Net cash used for operating activities               (535,905)              (402,221)              (1,325,689)
                                                       ----------------       ----------------         ----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES -
  payments to acquire property, equipment and
    other assets                                                (25,818)               (46,959)                 (25,818)
                                                       ----------------       ----------------         ----------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
  ACTIVITIES:
  Assets and liabilities transferred out (See Note 1)           (26,329)                     -                  (26,329)
  Loan receivable, officer-stockholders                               -                (41,952)                       -
  Stock subscription receivable                                 (25,000)                     -                  (25,000)
  Loans receivable                                                    -                (15,000)                 (21,000
  Proceeds from issuance of capital stock                       682,738                476,464                1,516,073
                                                       ----------------       ----------------         ----------------

          Net cash provided by financing activities             631,409                419,512                1,443,744
                                                       ----------------       ----------------         ----------------

NET INCREASE (DECREASE) IN CASH                                  69,686                (29,668)                  92,237
CASH, beginning of year                                          22,551                 52,219                        -
                                                       ----------------       ----------------         ----------------

CASH, end of year                                      $         92,237       $         22,551         $         92,237
                                                       ================       ================         ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES -
  Non-cash compensation from stock issuances           $      2,611,423       $      1,041,138         $      3,805,561
                                                       ================       ================         ================
  Acquisition of website technology and related
    assets                                             $        947,835       $              -         $        947,835
                                                       ================       ================         ================

See accompanying notes to financial statements.

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

                  In June 1999, IVTX was introduced to thehealthchannel.com, a consumer-based health Internet web site (http://www.thehealthchannel.com). On July 28, 1999, IVTX, pursuant to its bylaws and general Delaware corporate law, acquired a certain asset of Biologix International, Ltd., a Delaware corporation ("Biologix") consisting of thehealthchannel.com web site and its related technology in exchange for the controlling interest in IVTX. In connection with this change of control, IVTX's name was changed to thehealthchannel.com, Inc. on July 28, 1999. The acquisition closed on July 28, 1999.

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

(3)      PROPERTY AND EQUIPMENT:

         On July 28, 1999, the Company acquired an asset from Biologix International, Ltd., consisting primarily of thehealthchannel.com website and related technology in exchange for 850,000 restricted shares of the Company's common stock. Website technology cost includes the design (including software configuration and interfaces), coding, installation costs to hardware and testing. The website asset (a non-monetary asset) acquired was recorded at the transferors' (Biologix International, Ltd.) historical cost basis determined under generally accepted accounting principles.

         Property and equipment is comprised of the following:

              Website and related technology                   $       947,835
              Software                                                  25,819
                                                               ---------------

                                                                       973,654
              Less accumulated depreciation and amortization           135,230
                                                                --------------

                                                                $       838,424
                                                                ===============

         Depreciation and amortization expense for the year ended December 31, 1999 amounted to $135,230.

                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999

(4)      STOCKHOLDERS' EQUITY:

         Biologix paid $250,000 for 850,000 shares of common stock of IVTX, representing the majority controlling interest held by the officers and directors of IVTX (see Note 3 for the recording of this issuance). This purchase was made pursuant to the exemption from registration set forth in Section 4(1) of the Securities Act of 1933, as amended (the "Act"), as a non-issuer transaction. The facts that make this exemption available are that the officers and directors of IVTX sold their stock to Biologix; IVTX itself did not issue any new stock. Additionally, Biologix agreed to contribute thehealthchannel.com assets and technology to IVTX in exchange for the IVTX shareholders agreeing to split their stock and exchange shares with the shareholders of Biologix. This exchange was made pursuant to the exemption set forth in
         Section 4(1) of the Act as a non-issuer transaction. The facts that make this exemption available are that the IVTX shareholders merely transferred their shares of IVTX (newly named thehealthchannel.com, Inc.) to the shareholders of Biologix who elected to exchange their shares. The shares of stock of IVTX were forward split 28.22-for-one and the IVTX shareholders opted to exchange each share they held of IVTX stock for two shares of common stock of IVTX under its new name of thehealthchannel.com, Inc. and contributed the remaining 26.22 shares each into a share exchange pool as presented in the statement of stockholders' equity. Then approximately 800 Biologix shareholders were provided with the alternative of retaining their Biologix shares or retiring their Biologix shares in exchange for IVTX shares (thehealthchannel.com shares) contained in the exchange pool on a one for one share basis. Approximately 630 Biologix shareholders elected to exchange their Biologix shares for thehealthchannel.com shares from the pool (the "Exchange").

         During October 2000, the shareholders approved a stock split of 1:3 shares, the effect of which has been retroactively applied in the accompanying financial statements. The number of authorized shares of common stock was increased to 175,000,000.

         The Exchange was announced to shareholders of both IVTX and Biologix through press releases and a letter to IVTX shareholders. After the forward stock split, the Company (thehealthchannel.com, Inc. formerly Innovative Tracking Solutions Corporation) had 35,606,519 post split shares of common stock issued and outstanding. The Exchange began on August 6, 1999 and ended on October 31, 1999 to ensure that all shareholders had enough time and notice to exchange their shares. Following the conclusion of the Exchange period, the Company had approximately 12,667,000 post split shares reserved for exchange with Biologix shareholders that were not exchanged.

         During the year ended December 31, 1998, the Company sold 3,334,252 restricted (post split) shares of the Company's common stock for total proceeds of $476,464 under Regulation D of the Securities Act of 1933.

         During the year ended December 31, 1998, the Company recorded an expense from the issuance of approximately 7,000,000 post split shares in exchange for services and license agreements. Expense amounts totaling $1,061,539 were determined based on share value of consideration given and/or consideration received, which ever was more clearly determinable.

         Prior to the April 14, 1999 transfer of the IVTX assets and liabilities (Note 1), the Company had concluded a private placement offering under Rule 504 of Regulation D, whereby 113,043 (post split) shares of common stock were sold at an offering price of $1.52 (post split) per share. This offering resulted in net proceeds of $172,199. Also, the Company issued 34,800 (post split) shares of common stock for services rendered. The services have been recorded at a fair value of $1.50 (post split) per share for a total of $52,200.

                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999

(4)      STOCKHOLDERS' EQUITY, CONTINUED:

         In September 1999, the Company initiated a Rule 506, Regulation D private placement of 405,934 restricted shares of the Company's common stock from shares available from the forward stock split and 1,217,802 warrants to purchase restricted shares of the Company's' common stock with an exercise price of $0.75, for proceeds of $510,540, of which $25,000 was received in January 2000. The shares issued and the shares issuable upon exercise of the warrants have piggyback registration rights in the event the Company files a Registration Statement with the Securities and Exchange Commission. The warrants vest immediately and expire two years from the date of issuance.

         The Company issued 501,667 shares of common stock for satisfaction of legal settlement agreements the Company entered into for a total of $1,797,345.

         On December 15, 1999, shareholders conveyed 519,738 post split shares of common stock to certain individuals and 84,000 shares of common stock to officers of the Company for satisfaction of expenses and payment of salaries these individuals and officers had rendered on the Company's behalf. This resulted in recording a charge to expense and additional paid in capital of $860,100 for the year.

         During July 1999, the Company entered into a Consulting Agreement with Ocean View Management, LLC. Under the Consulting Agreement, Ocean View Management received a one time payment of 25,000 post split shares of common stock of the Company. This issuance was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Consulting Agreement are restricted securities as defined in Rule 144.

         During August 1999, the Company entered into an Agreement for Financial Public Relation Services with Market Pathways Financial Relations Incorporated. Under the Agreement for Financial Public Relations Services, Market Pathways Financial Relations Incorporated received a one time payment of 28,333 post split shares of common stock of the Company. This issuance was exempt from the Registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Agreement are restricted securities as defined in Rule 144.

         UNAUDITED

         On January 5, 2000, the Company entered into a Consulting Agreement with Lawrence W. Horwitz pursuant to which Mr. Horwitz agreed to provide business development and advisory services. For services rendered under this Consulting Agreement, the Company issued 416,667 post split shares of common stock of the Company (the "Shares"). The Shares will be registered on Form S-8, for which, an expense of $312,500 will be recorded.

(5)      ADVERTISING COSTS:

         Advertising costs are expensed when incurred and amounted to approximately $400,000 for the year ended December 31, 1999.

                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999

(6)      EMPLOYMENT AGREEMENTS:

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

         The Securities and Exchange Commission ("SEC") has alleged that the exchange of shares involving the Biologix shareholders may have been in violation of the Securities Act of 1933 and thereby constituted the making of an unregistered public offering to which the Company continues to disagree. If the SEC were to prevail in its position, it would have a severe and adverse impact on the Company, and the Company's ability to continue as a going concern would be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, as the amounts are not estimable.

         The Company initiated a private placement of securities during September 1999 which is currently on going. During this period of time, the Company sold securities to investors based on the most recent closing price on the OTC Bulletin Board or the Pink Sheets. The prices at which these securities were sold fluctuated widely, based on fluctuations in the closing prices. The Company is contingently liable in the event that an investor or investors who purchased securities in this private placement asserts a claim that the Company failed to fully disclose the fact that fluctuations in the market would cause adjustments in the price of the private placement. The Company believes that they fully disclosed this risk, however, in the event any shareholder(s) were to successfully prosecute an action against the Company, it may have a severe and adverse effect on the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, as the amounts are not estimable.

                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999

(7)      CONTINGENCIES, CONTINUED:

         LITIGATION

         The Company has been named as a cross-defendant in a cross-complaint filed by its Former President in an action pending in the Superior Court State of California for the County of San Francisco, Case No. 307364. This action was initiated by Biologix International, Ltd. ("Biologix") against the former President on October 22, 1999 alleging causes of action against the former President for: (1) temporary restraining order and preliminary and permanent injunction; (2) breach of fiduciary duty; (3) fraud by intentional misrepresentation; (4) conversion; (5) possession of personal property; (6) declaratory relief; and (7) accounting. The claims alleged by Biologix relate to the actions and conduct of the former President as an officer and director of Biologix. Thehealthchannel.com is named as a cross-defendant in the cross-complaint of the former President in a cause of action for breach of contract based upon an alleged employment agreement between the former President and Biologix. The former President claims that this alleged employment agreement is the responsibility of Thehealthchannel.com based upon thehealthchannel.com's purchase of the internet related assets from Biologix. Thehealthchannel.com was served with the cross-complaint on December 14, 1999. The former President seeks $400,000 in damages and options to purchase one million shares of Biologix stock. Thehealthchannel.com has answered the cross-complaint denying the allegations and will aggressively defend the claims asserted by the former President. In the event any judgments were brought against the Company, it may have a severe and adverse effect on the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, as the amounts are not estimable.

         To the best knowledge of management, there is no other material litigation pending or threatened against the Company.

(8)      SUBSEQUENT EVENTS (UNAUDITED):

         REVERSE STOCK SPLIT

         The Board of Directors and shareholders of the Company have approved a reverse stock split of 1:3 common shares, the effect of which has been retroactively applied in the accompanying financial statements.

(9)      COMMITMENTS (UNAUDITED):

         OFFERINGS

         In September 1999, the Company initiated a Rule 506, Regulation D private placement of 1,927,274 (post split) restricted shares of the Company's common stock from shares available from the forward stock split and 1,927,274 (post split) warrants to purchase restricted shares of the Company's' common stock with an exercise price determined at 70% of the trading value at the date of grant, for net proceeds of $1,410,779. The shares issued and the shares issuable upon exercise of the warrants have piggyback registration rights in the event the Company files a Registration Statement with the Securities and Exchange Commission. The warrants vest immediately and expire two years from the date of issuance. The private placement offering was closed on August 29, 2000.

                           thehealthchannel.com, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999

(9)      COMMITMENTS (UNAUDITED), CONTINUED:

         OFFERINGS, CONTINUED

         During August 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC to issue and sell, at the Company's option, shares of its common stock for up to an aggregate of $30 million from time to time during a three-year period beginning on the date that the Form SB-2 registration statement is declared effective as filed with the Securities and Exchange Commission during August 2000. This is also referred to as a put right.

         BRIDGE FINANCING

         During August 2000, the Company entered into an agreement to borrow $250,000 from Laguna Pacific Partners L.P., ("Laguna Partners") a Delaware limited partnership. This loan is secured by all assets of the Company, bears interest at 6% per annum and is payable on the earlier of 180 days or within 30 days from the effective date of the Form SB-2 above. In consideration for this loan, Laguna Partners will receive warrants for common stock equal to the quotient of $250,000 divided by the closing bid of the Company's stock price immediately preceding the effective date of the Form SB-2 above. The term of this warrant is five years and the exercise price is $1.

         During August 2000, the Company entered into an agreement to borrow $250,000 from Les and Irene Dube, ("Dube") individuals. This loan bears interest at 6% per annum and is payable on the earlier of 180 days or within 30 days from the effective date of the Form SB-2 above. In consideration for this loan, Dube will receive warrants for common stock equal to the quotient of $250,000 divided by the closing bid of the Company's stock price immediately preceding the effective date of the Form SB-2 above.

         The Company will record interest expense using the fair value of $0.165 per warrant granted, measured at the date of grant using the Black Scholes model with a 70% volatility. This expense will be recorded at the date the warrants become issuable based upon the quotient calculation mentioned above, as the future stock prices are not presently determinable.