Form 10KSB40
period 2000-12-31
THEHEALTHCHANNEL COM INC
filed 2001-04-16
CIK 1042373

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-29822
                           THEHEALTHCHANNEL.COM, INC.
           (Name of small business issuer as specified in its charter)

           DELAWARE                                            33-0728140
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

260 NEWPORT CENTER DRIVE, SUITE 250
NEWPORT BEACH, CALIFORNIA                                         92660
(Address of principal executive offices)                        (Zip code)

                                 (949) 631-8317
                                 --------------
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 2000, were $10,765. As of December 31, 2000, Registrant had 27,610,954 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $2,293,673. This calculation is based upon the closing sales price of $.09 per share on April 10, 2001.

Transitional Small Business Disclosure Format (check one).   Yes [ ]     No [X]

The following documents are incorporated herein by reference: Registration Statement on Form SB-2, filed with the SEC on March 19, 2001.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                      PAGE
------                                                                      ----

Item 1    Description of Business                                              3

Item 2    Description of Property                                              8

Item 3    Legal Proceedings                                                    9

Item 4    Submission of Matters to a Vote of Security Holders                  9

PART II
-------

Item 5    Market for Common Equity and Related Stockholder
             Matters                                                          10

Item 6    Management's Discussion and Analysis                                11

Item 7    Financial Statements                                                14

Item 8    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              14

PART III
--------

Item 9    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                15

Item 10   Executive Compensation                                              17

Item 11   Security Ownership of Certain Beneficial Owners and
             Management                                                       18

Item 12   Certain Relationships and Related Transactions                      18

PART IV
-------

Item 13   Exhibits and Reports on Form 8-K                                    19

                                     PART I

ITEM. 1   DESCRIPTION OF BUSINESS

     A.   BUSINESS DEVELOPMENT

          1.   FORM AND YEAR OF ORGANIZATION

     In March 1998, a market maker filed a 15c2-11 statement with the National Association of Securities Dealers, Inc. and IVTX's stock was cleared for quotation on the Over-the-Counter Bulletin Board under the symbol "IVTX" on April 21, 1998. In early 1999, IVTX management determined that the "public" status of IVTX was detrimental to IVTX's operations due to the time and expense burdens of being a public company. On April 14, 1999, IVTX transferred all of its assets and liabilities based on majority stockholder approval to a newly formed private company, Innovative Tracking Solutions, Inc., a Nevada corporation.

     In June 1999, IVTX met the management of BioLogix, Inc. BioLogix was a diversified public company which owned a number of assets, including a consumer-based health care website located at http://www.thehealthchannel.com. IVTX and BioLogix each reorganized as follows:

     o In July 1999 IVTX completed a 28.2 for 1 forward stock split. The officers of IVTX were paid $250,000 cash in exchange for their shares for the purpose of financing the operation of the IVTX assets, which had been transferred to a private corporation in April 1999.

     o The other 36 IVTX shareholders were provided with the alternative of either retaining two of their post-split IVTX shares and contributing the balance to an exchange pool (as discussed more fully below) or exchanging their shares for shares in Innovative Tracking Solutions, Inc., a Nevada corporation, the privately held corporation into which the IVTX operating assets had been transferred. Thirty-five of these 36 IVTX shareholders elected to retain two shares and contribute the balance to the exchange pool.

     o In July 1999 the Internet website and associated technology located at www.thehealthchanel.com were transferred by BioLogix, Inc. to IVTX. The name of IVTX was changed to thehealthchannel.com

     o The BioLogix shareholders were provided with the alternative of retaining their BioLogix shares or retiring their BioLogix shares, on a one for one basis, in exchange for IVTX shares contained in the exchange pool (which as noted above had changed its name to
          TheHealthChannel.com). There were approximately 800 BioLogix shareholders and approximately 650 of these shareholders elected to exchange their BioLogix shares for THCL shares.

     On November 17, 2000, the Company changed its symbol to THCH. It is currently quoted on the over the counter market.

          2.   ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

     Not Applicable.

          3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

     All material reclassifications, mergers, consolidations are outlined in section (1) Form and Year of Organization.

     B.   BUSINESS OF ISSUER

          1.   PRINCIPAL PRODUCTS AND THEIR MARKET

     As of July 1999 we have focused exclusively upon the development of business strategies and acquisition of existing operations, which satisfy the following three-part test:

     o Is the business strategy/acquisition candidate in the healthcare industry which may be controlled by us?
     o Does implementation of the Internet materially improve the business strategy/acquisition candidate?
     o Can the proposed plan generate projected revenues within six months and a return on our investment within twelve months of the deployment of our capital?

     We believe that the following discussion of our business plan provides the infrastructure that is now prepared to efficiently deploy a substantial capital raise into the healthcare Internet sector. Our plans diversify among both healthcare industry consumers and healthcare industry professionals.

PRODUCTS MARKETED TO HEALTHCARE PROFESSIONALS

     We have focused our product development efforts in identifying Internet based products and services which will increase the productivity of healthcare professionals by either automating traditional paper-based or manual processes, or by providing additional revenue sources for the healthcare professional community.

     We are currently developing three products specifically directed toward physicians:

     o Our revenue sharing program with the Institute for Medical Studies, Inc., a continuing medical education company;

     o The Physicians Automated Attendant, a software system which will be integrated into our internet site, accessible through wireless portable devices, automating the process of drug prescription and insurance billing; and,

     o    Physician Pro Care obesity program.

     Thehealthchannel.com is contemplating entering into a revenue sharing agreement with the Institute of Medical Studies to exchange Internet links and to jointly create Internet continuing education programs.

     According to their management, the Institute for Medical Studies has for more than ten years provided physicians throughout the world with continuing medical education programs involving virtually every area of the medical practice, from new surgical techniques to certifications for prescribing new drugs. These programs have typically been provided in a traditional classroom setting requiring physicians to travel to the class's location. The preparation of these classes involves the development of extensive materials and the hiring of a number of prominent physicians in each field. Classes will be both "real time" allowing Internet participants to interact with the presenter, as well as archived, allowing physicians to view classes previously provided. Providing such classes over the Internet involves extremely new technologies and business models. There is no assurance that we will successfully provide such classes over the Internet or if we are successful in providing such classes that physicians will regularly access these classes through our Internet site, rather than continue to attend traditional classroom presentations. To date, thehealthchannel.com has not offered any such classes, nor has it received any revenues from the agreement.

     We are also developing a web-based product entitled the Physicians Automated Attendant. This product is at an early stage of development. However, it is our intention that this software system would be installed on wireless devices which shall access our website providing patient prescriptions and adjudication of insurance claims. We anticipate that the initial prototypes of this product will be completed during the first quarter of the year 2001. We believe that there are a number of companies developing products, which will directly compete with the Physicians Automated Attendant. Further, since this product involves newly deployed technology, there is no assurance that the technology will be successfully developed or that if it is successfully developed, that physicians will utilize such technology at a level that will be financially practicable for our business plan.

     Medical professionals are embracing handheld devices to write prescriptions, access drug databases, remotely access and manage front office operations and communicate more effectively with patients, staff and other health care providers. No company is currently providing medical professionals with up to the minute news and information about the profession and/or their medical specialty.

     Physician Pro Care is one of the leading professional obesity programs designed for people who are clinically obese (50 lbs. overweight). The supplemental products that are offered as part of the program will be further distributed through our website. It is anticipated that this can be significant revenue enhancement due to the increased exposure related to the distribution through the Internet.

HEALTHCARE INDUSTRY CONSUMER PRODUCTS

     The centerpiece of our consumer products strategy is our website located at www.thehealthchannel.com. We have engineered our website completely in-house, through the efforts of our web design team and in close collaboration with new content and database integration partners. The site provides increased ease of navigation, enhanced personalization, and interaction through on-line chat communities, increased ad and sponsorship banner space and healthcare management via the "Conditions & Symptoms" research tool. The site focuses on alternative care as well as traditional medicine and provides offerings for consumer and professional users. The site was built utilizing the latest hardware and back end  systems  that have been  tested and  configured  for  optimal  performance, reliability, stability and efficiency. We have entered into an agreement with NewsEdge, to provide eHealth content consisting of approximately 90 articles daily, which are added to thehealthchannel.com's growing content database. Our agreement requires that we pay NewsEdge one installment of $15,000. We have entered into an agreement with Integrative Medicine, to provide various eHealth content databases and weekly medical-alert newsletters. Our agreement requires that we pay Integrative Medicine an annual fee of $80,000 in monthly installments of $6,667 each. To date, we have made three installment payments totaling $20,001. We have renegotiated this agreement to decrease the amount owed on a monthly basis to $5,000 per month commencing February 1, 2001 and continuing until June 30, 2002.

     We have entered into an agreement with EarthLink.com, a general Internet portal, to provide ready access to our site for EarthLink subscribers clicking the healthcare heading on the EarthLink portal. Our agreement with EarthLink provides for a one-year commitment and requires that we pay EarthLink.com $36,000 in four installments of $9,000 each. To date, we have made three installment payments to EarthLink.com totaling $27,000. Lastly, thehealthchannel.com has an arrangement with the National Institute of Health to incorporate, publish and "private label" content and content links from the National Library of Medicine's MEDLINEplus web site. Our agreement with the National Institute of Health requires no payment of money.

     We also develop health-related content and programming for the World Wide Web targeted at consumer access vis-a-vis the Internet, web-TV and/or other means of network access.

     We intend to enter into strategic alliances and business relationships. These come in many different forms. For example, medical education, alternative medicine, pharmacy, library, and journals may enter into relationships with us to provide information to our web site. We currently have such relationships with NewsEdge and Integrative Medicine as discussed above.

     We also expect to have numerous relationships with third party e-commerce companies offering their products and services to thehealthchannel.com users. This will either be through direct advertising of the third party e-commerce site on thehealthchannel.com site or through a commission agreement whereby we would receive a commission for any product purchased from the third party e-commerce site by thehealthchannel.com user. In this regard, we have entered into eight affiliate agreements with other health oriented websites such as vitamins.com and mothernature.com. These agreements provide us with revenues (ranging from 10% to 20% of the sale) in the event users are introduced to our affiliate sites through our website and products or services are ordered. We have only recently commenced these affiliate relationships and have received only a nominal amount of revenue as of the date of this prospectus. As a result of the recent commencement of these relationships, it would be speculative to forecast any future sales or sales growth.

     On September 9, 1999, we entered into an agreement with 24/7 Media, Inc. 24/7 operates a network of Internet websites (the "24/7 Network") for which it solicits advertisers, advertising agencies, buying services or others ("Advertisers") regarding the placement of advertising banners and similar devices and sponsorships ("Advertising") for display on pages, screens, and other segments or spaces on Internet websites. We granted 24/7 the worldwide exclusive right to sell all Advertising on the Company's website for a term of one year. For all advertising revenues generated by 24/7, we will pay 24/7 a percentage based upon the number of impressions on our website according to the following chart:

     Number of Impressions                      Percentage Retained by 24/7
     Delivered in Preceding Month               for Current Month
     ----------------------------               -----------------
     0 to 2,000,000                             50%
     2,000,000 to 2,999,999                     45%
     3,000,000 to 4,999,999                     40%
     5,000,000 to 14,999,999                    35%
     15,000,000+                                30%

     To date, we have generated only minimal revenue from this agreement with 24/7. We have begun accruing advertising revenue from the 24/7 agreement since July 2000. We have received additional revenue from website development projects.

     We have implemented an "anywhere, anytime" strategy whereby we intend to attract a segment of the market that may not be reachable through traditional browser limited websites. Our website is already available to Palm and Pocket PC device users through http://www.avantgo.com and to wireless Palm devices through http://www.palm.net as well as http://www.omnisky.com. We intend to extend our reach in this market by launching WAP (wireless application protocol) or web-enabled phone applications in the coming weeks. We are the only healthcare website to receive a four star rating on the palm.net web site. A four star rating is only awarded to web sites that are considered to be "good" in meeting 3Com's criteria (see http://beta.palm.net/apps/users/main/ 1,10190,00. html/ ?ACTION=Rating) (see http://beta.palm.net/apps/users/download/
1,1051,1477,00.html).

     The emergence of the Internet as a significant communications medium is driving the development and adoption of web content and commerce applications that offer both convenience and value to consumers, as well as unique marketing opportunities and reduced operating costs to business. A growing number of consumer and trade customers have begun to conduct business on the Internet including paying bills, booking airline tickets, trading securities and purchasing consumer goods such as personal computers, consumer electronics, compact disks, books, groceries and vehicles. Moreover, online transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary.

          2.   DISTRIBUTION

     The services and products of the Company are distributed by its employees and independent contractors, either at the customer's site or via the Internet or wireless strategies.

          3.   STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT.

     Any and all new services are discussed in section (1) Principal Products and their markets above.

          4.   COMPETITION

The online commerce industry, particularly on the Internet, is new, rapidly evolving and intensely competitive, which we expect to intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new websites at a relatively low cost. We currently or potentially compete with other companies which have health care websites. These competitors include InteliHealth, OnHealth, Web MD, Koop.com, and YourHealth.com.

     We believe that the principal competitive factors in this market are brand name recognition, wide selection, personalized service, ease of use, 24-hour accessibility, customer service, convenience, reliability, quality of search engine tools, and quality of editorial and other site content. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than we do. In addition, other websites may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns, and devote substantially more resources to website and systems development than we do.

     Increased competition may result in reduced operating margins, loss of market share and a diminished franchise value. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures that we face may have a material adverse effect on our business, prospects, financial condition and results of operations. Further as a strategic response to changes in the competitive environment, we may, from time to time, make certain service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors or charge us a substantial fee for inclusion.

     We face well-financed competition from other companies competing in the health sector on the Internet, such as Healtheon, WebMD, and Dr. Koop. Recently, Healtheon and WebMD merged. There is no guarantee that we will be able to compete against these companies or any other companies that might enter the Internet health sector.

          5.   SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

     The content for the Company's web site comes from three primary sources:

          o HTML links. Programmed medical content links from the Infoseek search engine (ultraseek).
          o Strategic Alliances and Business Relationships. These come in many different forms. The Company expects to have numerous relationship with third party e-commerce companies offering their products and services to thehealthchannel.com users. This will either be through direct advertising of the third party
               e-commerce  site  on  thehealthchannel.com   site  or  through  a
               commission agreement whereby the Company would receive a commission for any product purchased from the third party e-commerce site by thehealthchannel.com user. In this regard, there are presently no existing relationships.
          o Original content: The Company has a diverse, experienced board of and advisors who provide original content for the Company's site in their areas of expertise.

          7.   DEPENDENCE ON MAJOR CUSTOMERS

     Not applicable.

          8.   EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

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

          9.   RESEARCH AND DEVELOPMENT COSTS.

We are currently conducting product research and development in the areas of general health content, broadening and strengthening our health information delivery, as well as conducting research and development in the areas of premier health product offerings (deep verticals) and mobile and wireless communication. In addition we will continue to develop our business-to-business goods and services products. Since the Company began operations through December 31, 2000 it has spent approximately $800,000 on the research and development of its proprietary technology. The revenues the Company achieve will be primarily from strategic alliances and direct customer revenues. Fees generated, while paying directly for research and technology costs accrued to date, will also fund the operations of the Company, which includes funding on-going technological development.

          10. COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

     thehealthchannel.com's business does not involve the use of materials in a manufacturing process where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, the Company does not own any real property which would lead to liability as a landowner. Therefore, the Company does not anticipate any costs associated with the compliance of environmental laws and regulations.

          11.  EMPLOYEES

     As of the date hereof, we have five full-time employees and five part-time employees. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. Long term, we will attempt to hire additional employees as needed based on our growth rate.

ITEM 2 - PROPERTIES
-------------------

     Our main administrative offices are located at 260 Newport Center Drive, Suite 250, Newport Beach, California 92660, consisting of 1,284 square feet, with a monthly lease payment of $3,852 per month, pursuant to a sublease agreement.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     The Company is not a plaintiff or a defendant in any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company held their annual meeting of shareholders on October 12, 2000. At that meeting and by proxy, a quorum was present and the Company received the following votes on its proposals:

           Proposal                              Yes         No        Abstain    Shares Voted     Result
           --------                              ---         --        -------    ------------     ------

Election of Board of Directors
     Mr. Donald J. Shea                      45,815,507   0            948,972     46,764,479     Yes (98%)
     Mr. Thomas Lonergan                     45,788,107   0            976,372     46,764,479     Yes (98%)
     Dr. Balazs Imre Bodai                   46,117,907   0            646,572     46,664,479     Yes (99%)
     Mr. Jeffrey H. Berg                     46,089,107   0            675,372     46,667,479     Yes (99%)
     Dr. Joseph Song                         45,993,467   0            771,012     46,667,479     Yes (98%)

Approval of the 3:1 reverse stock split      43,061,359   3,520,364    182,756     46,667,479     Yes (92%)

Increase the number of authorized shares
Of Common Stock                              43,877,979   2,579,734    306,766     46,667,479     Yes (94%)

Ratification of 2000 Stock Option Plan       42,947,996   3,064,985    751,498     46,667,479     Yes (92%)

Appointment of Stonefield, Josephson Inc.    45,565,699     191,678  1,007,102     46,764,479     Yes (97%)
As the Company's independent public
Accountants for the fiscal  year ending
December 31, 2000

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     (A)  MARKET INFORMATION

     The Company's Common Stock is currently quoted on the Over-The-Counter Market under the Symbol "THCH". Set forth below is the trading history of the Company's Common Stock consisting of the closing price of the Company's common stock as of the last day of the month of the quarter indicated, without retail mark-up, mark-down or commissions and the inter-dealer quotations over the month indicated, all as displayed by Financial Web at www.financialweb.com:

================================================================================
          1999              CLOSING PRICE       HIGH RISK           LOW BID
          ----              -------------       ---------           -------
July 1 - September 30       0.75                0.87                0.75
October 1- December 31      0.48                0.53                0.41
          2000
          ----
January 1 - March 31        0.55                0.58                0.52
April 1 - June 30           0.29                0.31                0.24
July 1 - September 30       0.26                0.26                0.26
October 1- December 31      0.07                0.07                0.06
          2001
          ----
January 1 - March 31        0.09                0.09                0.09
================================================================================

     The above quotations are inter-dealer quotations, and the actual retail transactions may involve dealer retail mark ups, markdowns, or commissions for market makers of the Company's stock.

     Except for free trading shares, all shares issued by the Company are "restricted securities" within the meaning of Rule 144 under the 1933 Act. Ordinarily, under Rule 144, a person holding restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of the Company's then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares and sales of shares purchased by holders of options or warrants could have an adverse effect on the market price of the Common Stock.

     In the absence of a security being quoted on the NASDAQ stock market, or the Company having $2,000,000 in net tangible assets, trading in the Company would be covered by Rule 15c2-6 of the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a new worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000, jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share.

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. Under SEC rules, "penny stock" is any security that has a market price or exercise price of less than $5.00 per share. In addition, unless exempt, the rules require the broker/dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale. The broker/dealer must disclose commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker. Finally, monthly statements have to be sent disclosing recent price information for a penny stock held in the account and information on the limited market in penny stocks.

     These rules have a substantial effect on the liquidation of the Company's common stock.

     (B)  DIVIDENDS

     The Company has not paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

OVERVIEW

     We are engaged in the business of providing healthcare information over the Internet.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information:

-------------------------------------------------------------------------------------------
                                                                      Period from Inception
                               Year Ended           Year Ended        (September 4, 1996)
                            December 31, 1999    December 31, 2000    to December 31, 2000
-------------------------------------------------------------------------------------------
Total revenue               $   -0-             $   10,765            $     10,765
-------------------------------------------------------------------------------------------
Cost of revenue             $   -0-             $   -0-               $        -0-
-------------------------------------------------------------------------------------------
Gross profit                $   -0-             $   10,765            $     10,765
-------------------------------------------------------------------------------------------
General, administrative,
 and selling expenses       $ (3,460,728)       $   (3,884,782)       $  (7,345,510)
-------------------------------------------------------------------------------------------
Loss from continuing
 operations                 $ (3,460,728)       $   (3,874,017)       $  (7,334,745)
-------------------------------------------------------------------------------------------
Loss on discontinued
 operations                 $  (466,264)        $   ( - )             $  (2,213,648)
-------------------------------------------------------------------------------------------
Loss before taxes           $ (3,926,992)       $(3,874,017)          $  (9,548,393)
-------------------------------------------------------------------------------------------
Taxes on income             $   -0-             $   -0-               $    -0-
-------------------------------------------------------------------------------------------
Net loss                    $ (3,926,992)       $(3,874,017)          $  (9,548,393)
-------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999.

REVENUE

     We are a development stage company. Revenues for the fiscal year ended December 31, 2000 of $10,765 were derived from advertising associated with our wireless strategy compared to no revenues for the fiscal year ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $3,884,782 for the year ended December 31, 2000 as compared to $3,460,728 in 1999. This included expenses for website development of $450,000 in 2000 as compared to $196,000 in 1999, depreciation and amortization expense of $333,830 in 2000 as compared to $135,230 in 1999, rent of $45,000 in 2000 as compared to $1,000 in 1999, non-cash stock based compensation of $1,290,671 in 2000 as compared to $2,611,423 in 1999 and compensation of $477,000 in 2000 as compared to $96,000 in 1999. The increases reflect our upgraded website which was launched in July 2000, and the continued development of our wireless strategy, renting of our new facility effective April 2000, and an increase in staffing as we implemented our planned growth and development strategy. Additionally, the following expenses were also recorded during the year ended December 31, 2000, (a) an expense of approximately $345,000 in interest was recorded in relation o our bridge loan financing in 2000, of which $330,835 was non-cash related and (b) a non-cash expense of approximately $300,000 was recorded as settlement of litigation expense related to Michael Grandon.

LOSS FROM OPERATIONS

     We incurred a loss from operations of $3,874,017 for the year ended December 31, 2000 compared to a loss of $3,460,728 for 1999. The operations of our predecessor company, Innovative Tracking Solutions Corporation ("IVTX") in 1999 are presented as discontinued operations as a result of the transfer of its assets and liabilities to a private company. The operations of the old IVTX are not related to the operations of thehealthchannel.com business going forward.

NET LOSS

     We had a net loss of $3,874,017, for the year ended December 31, 2000, compared to a loss of $3,926,992 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have primarily funded our capital requirements through private equity infusions. Commencing in September of 1999 and closing in August 2000, we conducted a private offering, to accredited investors only, of units, each unit consisting of one share of our common stock and one warrant exercisable for a term of two years. All shares purchased in this offering, as well as all shares underlying warrants purchased in this offering, have
piggyback   registration  rights  and  are  entitled  to  be  included  in  this prospectus. As adjusted for our one for three reverse split, we originally priced this offering at $2.25 per unit with a $2.25 exercise price on the warrants. However, the price of our publicly traded stock dropped precipitously since the beginning of this private offering and we subsequently offered the units at lower prices.

     Company management has raised net proceeds of $1,410,780 under this private offering. No NASD-registered broker-dealers were involved in this offering. This private offering is exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     We obtained a $30 million equity line from Swartz Private Equity LLC, subject to registration with the SEC and governed by a percentage of our trading volume. This equity line was governed by several agreements with Swartz. As a result of our conversations with the SEC, we determined that it is highly unlikely that the Swartz transaction would clear comments. As such, we determined that it as not in the best interest of the company to continue with this transaction and have terminated the agreement with Swartz and canceled the warrants provided to Swartz as part of the transaction. We remain willing to work with Swartz on future transactions should they be able to demonstrate that their transaction structure could pass scrutiny. Nonetheless, termination of the Swartz agreement, according to its terms, requires the payment of a "break-up" fee of $200,000. While we believe that no fee is due Swartz and, we have the legal right to cancel the warrants and terminate the agreements, Swartz may attempt to pursue remedies against the company. While we firmly believe that Swartz would not prevail in any action against us, there is no guarantee that they will not recover substantial damages against us. These damages at a minimum would include the break up fee and an order to reissue the warrants. Given the current lack of revenues and funding available to the company, a damage award could have an adverse effect on our business operations.

     We received a loan in the amount of $250,000 from Laguna Pacific Partners L.P., a Delaware limited partnership. This loan is made pursuant to a secured note that bears interest at the rate of 6% and is payable on the earlier of February 3, 2001 or the effective date of this prospectus. The due date of this loan has been extended to the earlier of May 1, 2001, or the effective date of this prospectus. The loan is secured by all of our assets. In consideration for making this loan to us, Laguna Pacific Partners received a warrant for common stock equal to the quotient of $250,000 divided by the closing bid of our stock immediately preceding the effective date of this prospectus. The term of this warrant is five years and the exercise price is $1 in the aggregate. The warrant agreement contains terms, which increase the number of shares underlying the warrants commencing February 1, 2001 at the rate of 10% per month, compounding on a monthly basis, until the effective date of our registration statement. The number of shares being registered under this registration statement includes the monthly increase for February, March and April, 2001.

     On August 18, 2000, we received a loan in the amount of $250,000 from Les Dube and Irene Dube. This loan is made pursuant to a note, which bears interest at the rate of 6% and is payable on the earlier of February 18, 2001 or the effective date of this prospectus. The due date of this loan has been extended to the earlier of May 23, 2001, or the effective date of this prospectus. This loan was issued in consideration for 526,556 shares of common stock. These shares are being registered in this prospectus, and, upon repayment of this loan; these shares are to be retained by Les Dube. On the effective date of this prospectus, Les Dube may sell these shares.

     As of December 31, 2000, we had outstanding current liabilities of $1,639,857 of which $788,349 has been approved by the Board of Directors to be settled by issuance of stock. The balance of $856,508 consists mainly of accounts payable of approximately $145,000, accrued professional fees of approximately $143,000, of which $95,000 will be satisfied by the issuance of common stock, and accrued officers' salaries $190,000. All officers of the company have agreed to defer their compensation or receive their compensation in the form of equity until such time as the company has the financial ability to pay them. It is anticipated that loans payable will be repaid from online and wireless revenue. Our current ratio is .01. After adjusting for items that will be satisfied by stock issuance and loans payable, the new current liabilities would be $273,672 resulting in a current ratio of .09.

     We recognize that the company must generate additional resources to enable it to continue operations. Our plans include the sale of additional equity and debt securities to various private equity funds ranging from $1,000,000 to $15,000,000. In addition, with infusion of capital from equity funding, we plan to generate significant revenues resulting in positive cash flows by year-end. However, no assurance can be given that we will be successful in raising additional capital. Further, there can be no assurance, assuming we successfully raise additional funding, that we will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet our obligations and will have to cease operations.

     We do not believe that inflation has had a significant impact on our operations since our inception.

     FUTURE PLAN OF OPERATION

     The company's overall plan of operations for the next 12 months include significant website development in four primary areas:

     a) Further develop, promote and increase product offerings in its industry leading "Anywhere, Anytime (TM)" mobile and wireless strategy. Thehealthchannel.com was a first time mover in the health sector with this technology application.
     b) Broaden overall content offerings in the areas of general health content and delivery of health goods and services.
     c)   Deliver  a number  of "deep  vertical"  products  in  specific  health topics.
     d) Implement the business-to-business revenue generating products covering a number of health areas including some unique products not currently in the marketplace.

     The company's overall plan of operation also includes completion of strategic acquisitions for the purposes of revenue/profit enhancement, content development, and increased traffic to the website.

     We are currently conducting product research and development in the areas of general health content, broadening and strengthening our health information delivery, as well as conducting research and development in the areas of premier health product offerings (deep verticals) and mobile and wireless communication. In addition we will continue to develop its business-to-business goods and services products.

     We recently purchased (through the inclusion of our new operations center lease) the necessary infrastructure to grow and reduce our operational costs by bringing a majority of our software development in-house.

     We expect to add approximately 5-10 new employees in the next fiscal year.

PART II - OTHER INFORMATION

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     The Company has engaged Stonefield, Josephson, Inc., certified public accountants, 1620 26th Street, Suite 400 South, Santa Monica, California 90404 ("Stonefield") as its independent accountants for all accounting purposes related to the Company's business operations and the Company's reporting requirements. Stonefield replaced Singer Lewak Greenbaum & Goldstein, LLP, Certified Public Accountants & Management Consultants, as the Company's principal accountants as of November 29, 1999 ("Singer Lewak") for this purpose. Singer Lewak's report on the financial statements of the Company contained no adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles. The engagement of Stonefield and termination of Singer Lewak was approved by the Board of Directors.

     On July 28, 1999, the Company engaged Singer Lewak to act as its independent accountants for all accounting purposes related to the Registrant's business operations and reporting requirements. Singer Lewak replaced Mr. Roger
G. Castro, C.P.A. Mr. Castro's report on the financial statements of the Company contained no adverse opinion or a disclaimer of opinion, or was neither qualified nor modified as to uncertainty, audit scope, or accounting principles. The termination of Mr. Castro and engagement of Singer Lewak was approved by the Board of Directors.

     Other than stated herein, during the Company's two most recent fiscal years and any subsequent interim period preceding such registration, declination, or dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

     (A)  DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers are as follows:

     Name                      Age               Office
     ---------------------------------------------------------------------------
     Donald J. Shea            67        Chief Executive Officer, President, and
                                         Chairman of the Board of Directors

     Thomas Lonergan           50        Chief Operating Officer, Vice
                                         President, Secretary, Chief
                                         Financial Officer, and Director

     Balazs Imre Bodai,
     M.S., M.D.                45        Director

     Jeffrey H. Berg,
     MBA, Ph.D.                59        Director

     Joseph Song, M.D.,
     F.A.C.C.                  40        Director


DONALD J. SHEA, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN. From 1995 through 1997, Mr. Shea was Marketing Consultant to Marketing Insights, Inc., a new product development Company in Princeton, New Jersey. Prior to that he was President of Avonwood Capital Corporation, Philadelphia, Pennsylvania, a Venture Capital/Management Consulting firm; and President of Brilliant Enterprises, Inc., Philadelphia, Pennsylvania, a dental products manufacturer. Mr. Shea was also the former President and CEO of Clairol, Inc., a Division of Bristol-Myers Squibb and former Vice-President of Bristol-Myers Squibb.

THOMAS F. LONERGAN, MA, CHIEF OPERATING OFFICER, VICE PRESIDENT, SECRETARY, CHIEF FINANCIAL OFFICER, AND DIRECTOR. Mr. Lonergan was the co-founder and Vice Chairman of The IQ NOW Corporation, a deliverer of healthcare information on the Internet from 1992 through 1999. Previously, he was a Regional Director of Cardiology for Tenet Medical Group, former Director of Clinical Services at Downey Community Hospital, and has been a hospital administrator for 20 years. For 11 years he has been an instructor and director of medical technology at Coast College. Mr. Lonergan is co-founder of the American College of Cardiovascular Administrators. He has an Associate of Arts (Pre-Medicine) from Cerritos Junior College (1971), a Bachelor of Science (Pre-Medicine) from the University of California, Irvine (1973), and an Executive Masters Degree of Business Administration from Pepperdine University (1990).

BALAZS IMRE BODAI, M.D., DIRECTOR. From 1985 and continuing through the present, Dr. Bodai is the Chief of Surgery at Kaiser Permanente Medical Center, Sacramento, California. He is also President of B and B Medical Research
Technology, Inc., Sacramento, California; an Associate Clinical Professor of Surgery at the University of California at Davis; a Consultant to COAT, Johnson & Johnson, Newark, New Jersey; and a Senior Consultant to Sontek Medical, Inc., Higham, and Massachusetts. "Ernie" holds a Bachelor of Science and Master of Science Degrees from the School of Medicine at the University of California at Los Angeles, and a Doctor of Medicine Degree from the University of California at Davis. He is author and co-author of over 120 scientific and clinical publications in several of the leading medical journals, and author of a surgery textbook.

JEFFREY H. BERG, PH.D., DIRECTOR. Dr. Berg holds an MBA and Ph.D. in Chemistry from New York University. From September 1995 through the present, he is a senior research analyst for M.H. Meyerson & Co., Inc. From 1991 through the present, he is the President of Health Care Insights. Mr. Berg was Chicago Corporation's senior medical advisor from 1991 to 1992. Mr. Berg was security analyst for William K. Woodruff & Co. from 1990 to 1991 and Vice-President of Research for J.C. Bradford & Co. from 1987 to 1990. From 1981 to 1987, he was Vice-President of the Health Care Division of PA Consulting Services, Inc. of London, England, specializing in international technology and new product surveillance, venture capital investment, acquisition studies, and state-of-the-art for diverse areas of health care. During the 1970s, Mr. Berg developed products and conducted research for General Foods, the Patient Care Division of Johnson & Johnson Products, Inc., the Consumer Products Division of Ortho Pharmaceutical Corporation; and staffed and supervised scientists and engineers at the R&D laboratories for development of varied medical and health care products within the Johnson & Johnson family of companies. Dr. Berg holds several patents in the area of biosensor and disposable electrode technology. He has published a number of articles on topics such as biosensors, cancer therapy, biopharmaceuticals, drug infusion devices and industrial biotechnology. Dr. Berg serves as a liaison with the investment banking and scientific communities.

JOSEPH SONG, M.D., F.A.C.C., DIRECTOR. From 1994 through the present, Dr. Song has his own practice in Interventional Cardiology. From 1991 through 1994, he was an Interventional Cardiologist with Internal Medicine Specialists Medical Group, Inc. He is a Lecturer and Moderator at Downey Foundation Hospitals. Dr. Song is Clinical Assistant Professor of Medicine/Cardiology at the College of Osteopathic Medicine of the Pacific in California and a member of the Teaching Staff of the Family Practice Internship/Residency Program at Rio Hondo/Downey Community Hospital, California. He is certified by the American Board of Internal Medicine and the American Board of Cardiovascular Diseases. Dr. Song received an A.B. in Physics from Washington University in St. Louis Missouri in 1982 and his M.D. from University of Missouri-Columbia School of Medicine in 1986.

     (B)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 2000 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

     (A)  SUMMARY COMPENSATION

The following table and attached notes sets forth the compensation of our executive officers and directors during the last fiscal year.

                                                                                               Long Term Compensation
                                                                              ------------------------------------------------------
                                          Annual Compensation                          Awards                        Payouts
                             ----------------------------------------------   ------------------------      ------------------------
                                                                              Restricted  Securities
Name and Principal                                             Other annual   Stock       Underlying        LTIP        All other
Position                     Year     Salary        Bonus      Compensation   Awards      Options/SARs      Payouts     Compensation
------------------------------------------------------------------------------------------------------------------------------------
Donald J. Shea, Chief        1999     -0-           -0-        None            32,000      -0-              None        None
Executive Officer(1)         2000     $144,000      -0-        None           486,957      -0-              None        None
------------------------------------------------------------------------------------------------------------------------------------
Thomas P. Lonergan, Chief
Operating Officer, Vice      1999     -0-           -0-        None            52,000      -0-              None        None
President, Chief Financial   2000      $144,000     -0-        None           486,957      -0-              None        None
Officer, Secretary
------------------------------------------------------------------------------------------------------------------------------------
All officers as a group (2   1999      -0-          -0-        None            84,000      -0-              None        None
persons)                     2000      $288,000     -0-        None           973,914      -0-              None        None
------------------------------------------------------------------------------------------------------------------------------------

NOTES TO EXECUTIVE COMPENSATION
-------------------------------

     The remuneration described in the table does not include our cost for benefits furnished to the named executive officers, including premiums for health insurance, reimbursement of expenses, and other benefits provided to such individual that are extended in connection with the ordinary conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation.

     During the 1999 fiscal year, beginning July 28, 1999 (inception) through December 31, 1999, no Officer or Director received any cash consideration for salary, nor any aggregate remuneration for health insurance and expenses, in excess of $40,000.

     During the 1999 fiscal year, beginning July 28, 1999 through December 31, 1999, even though their employment agreements provide for salary on an annual basis, all officers agreed to forego their cash compensation until we were better financed. During the 2000 fiscal year, Thomas P. Lonergan received cash compensation of $60,000 and took the remainder of his salary in common stock in lieu of cash. Mr. Shea took his full 2000 salary in stock in lieu of cash.

     (C)  COMPENSATION OF DIRECTORS

The Company's By-laws state that Directors of the Company shall not receive any stated salary for their services, but, by resolution of the Board of Directors, a fixed sum and expense of attendance, if any, may be allowed for attendance at each regular and special meeting of the Board of Directors. The Company maintains directors and officers liability insurance. To date, the Company has not paid any fixed sum for expenses to board members for attendance at Board of Director meetings or in discharging their obligations as Board members.

ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

           The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 1, 2000 by each stockholder known by us to be the beneficial owner of more than five percent of the outstanding Common Stock, each of our directors, and all directors and officers as a group.

                                            Shares of            Percent of
Name and Address                         Common Stock(1)          Class(2)
----------------                         ---------------          --------
Donald J. Shea(2)                             211,828                 *
Thomas P. Lonergan(2)                         742,003               2.7%
Balazs Imre Bodai, M.S., M.D.(2)              171,522                 *
Jeffrey H. Berg, MBA, Ph.D.(2)                155,133                 *
Joseph Song, M.D.(2)                          845,208               3.1%
All Officers and Directors
as a Group (5 persons)                      2,125,694               8.0%
---------------
*    Less than one percent

(1) Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. Shares of Common Stock approved for issuance but not yet issued is deemed outstanding.

(2) c/o our address: 260 Newport Center Drive, Suite 250, Newport Beach, California 92660.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

     The Company believes that each of the transactions set forth in this section were on terms that were as favorable as those that could have been obtained from unaffiliated parties, in that the Company has attracted limited capital from unaffiliated parties as of the date of this filing, and those transactions were conducted on terms similar or identical to the terms set forth below.

     We have an employment agreement with Donald J. Shea, our President, dated September 1, 1999. This agreement has a term of three years and provides for salary of $144,000 per year, four weeks of vacation per year, and eligibility to participation in all our benefit programs. There is no severance provision.

     We have an employment agreement with Thomas P. Lonergan, our Vice President, Chief Operations Officer, Secretary, and Chief Financial Officer, dated September 1, 1999. This agreement has a term of three years and provides for salary of $144,000 per year, four weeks of vacation per year, and eligibility to participation in all our benefit programs. There is no severance provision.

     We have entered into an employment agreement with Mr. Minh Chau Pham wherein Mr. Pham receives a salary of $95,000 per year and options to purchase 300,000 shares of common stock of the company at $.06 per share. These options vest on November 1, 2001 and are exercisable for a period of 2 years from the vesting date. The options vest only if Mr. Pham is employed with the company on the vesting date.

     We have a Consulting Agreement with Jeffrey Berg, a director of the Company, whereby, for a one-time payment of 2,444 shares of common stock, Mr. Berg assists us in locating, negotiating, and managing our financing.

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (A)  EXHIBITS

Exhibit No.  Document Description
-----------  --------------------
3.1 Certificate of Incorporation of Innovative Tracking Solutions Corporation, a Delaware corporation, dated September 4, 1996*
3.2 Amendment to Articles of Incorporation of Innovative Tracking Solutions Corporation, a Delaware corporation, dated May 21, 1997*
3.3 Certificate of Correction to Articles of Incorporation of Innovative Tracking Solutions Corporation, a Delaware corporation dated June 16, 1999*
3.4 Amendment to Articles of Incorporation of Innovative Tracking Solutions Corporation, a Delaware corporation, dated July 28, 1999*
3.5 Amendment to Articles of Incorporation of thehealthchannel.com, Inc., a Delaware corporation, dated August 4, 1999*
3.6 Amendment to Articles of Incorporation of thehealthchannel.com, Inc., a Delaware corporation, dated August 5, 1999*
3.7       Amended Bylaws of thehealthchannel.com, Inc., dated August 19, 1999*
10.1      Acquisition,  Stock Purchase,  and Exchange Agreement,  dated July 28,
          1999*
10.2      24/7 Media Inc.  Network  Affiliation  Agreement,  dated  September 9,
          1999*
10.3      Employment Agreement with Thomas P. Lonergan, dated September 1, 1999*
10.4      Employment Agreement with Donald A. Shea, dated September 1, 1999*
10.5 Agreement for Financial Public Relations Services with Market Pathways, dated August 11, 1999*
10.6 Asset & Liability Purchase and Sale Agreement between Innovative Tracking Solutions Corporation, a Nevada corporation and Innovative Tracking Solutions Corporation, a Delaware corporation, dated April 14, 1999*
10.7 Exodus Communications, Inc. Master Services Agreement, dated November 19, 1999*
10.8      Content  Agreement with  EarthLink  Network,  Inc.,  dated October 27,
          1999*
10.9 Website and Revenue Sharing Agreement between The Institute for Medical Studies, Inc. and thehealthchannel.com, dated September 29, 1999*
10.10 Warrant Agreement between Institute for Medical Studies, Inc. and thehealthchannel.com dated September 29, 1999*
10.11 Healthcompass Services Agreement between thehealthchannel.com, Inc. and HealthMagic, Inc., dated February 16, 2000*
10.12 Content License Agreement between Integrative Medicine Communications, Inc. and thehealthchannel.com, dated March 24, 2000*
10.13 LIVEware5, Inc. Agreement for Services between Liveware5, Inc. and thehealthchannel.com, Inc., dated March 24, 2000*
10.14     Office Lease*
10.15     NewsEdge Contract, dated May 27, 2000*
10.16 6% Secured Note between thehealthchannel.com and Laguna Pacific Partners, L.P., dated August 1, 2000 (Incorporated by reference from
          Exhibit 10.2 to the Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*
10.17 Unit Warrant Agreement between thehealthchannel.com and Laguna Pacific Partners, L.P., dated August 1, 2000 (Incorporated by reference from
          Exhibit 10.3 to the Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*

10.18 Security Agreement between thehealthchannel.com and Laguna Pacific Partners, L.P., dated August 1, 2000 (Incorporated by reference from
          Exhibit 10.4 to the Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*
10.19 Investor Representation and Warranties Agreement between thehealthchannel.com and Laguna Pacific Partners, L.P., dated August 1, 2000 (Incorporated by reference from Exhibit 10.5 to the
          Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*
10.20 Subscription Agreement between thehealthchannel.com and Laguna Pacific Partners, L.P., dated August 1, 2000 (Incorporated by reference from
          Exhibit 10.6 to the Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*
10.21 Subscription Agreement between thehealthchannel.com and Les Dube and Irene Dube, dated August 21, 2000 (Incorporated by reference from
          Exhibit 10.6 to the Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*
10.22 Investor Representation and Warranties Agreement between thehealthchannel.com and Les Dube and Irene Dube dated August 21, 2000 (Incorporated by reference from Exhibit 10.15 to the Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*
10.23     Employment Agreement with Minh-Chau Pham, dated May 15, 2000 *
10.24 Settlement Agreement and Release between thehealthchannel.com and Michael Grandon dated August 31, 2000 (Incorporated by reference from
          Exhibit 10.16 to the Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*
10.25 Consulting Agreement between thehealthchannel.com and Lawrence W. Horwitz dated August 18, 2000 (Incorporated by reference from Exhibit
          10.12 to the Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*
10.26 Content Partner Agreement between thehealthchannel.com and AvantGo, dated July 31, 2000 (Incorporated by reference from Exhibit 10.1 to the Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*
10.27 Content Distribution Agreement between thehealthchannel.com and OmniSky Corporation, dated September 6, 2000 (Incorporated by reference from Exhibit 10.17 to the Registration Statement Form 10QSB filed November 20, 2000, Registration Number 0-29822)*
10.28 Letter of Agreement between thehealthchannel.com and ServerLogic Corporation, dated October 12, 2000 *
10.29 Consulting Agreement between thehealthchannel.com and Lawrence W. Horwitz, dated January 5, 2000*
25        Power of Attorney (See Signature Page hereto)
* Previously filed

     (B)  REPORTS ON FORM 8-K

     On January 4, 2000, the Company filed a current report on Form 8-K announcing the termination of Roger G. Castro, C.P.A. pursuant to a Form 8-K dated, dated August 12, 1999 and Form 8-K/A, dated October 12, 1999, as of July 28, 1999. Mr. Castro's report on the financial statements of the Company contained no adverse opinion or a disclaimer of opinion, or was neither qualified nor modified as to uncertainty, audit scope, or accounting principles. The termination of Mr. Castro was approved by the Board of Directors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THEHEALTHCHANNEL.COM, INC.

                             By: /s/ Donald Shea
                                 ------------------------------------
                                 Donald Shea, Chief Executive Officer, President Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----


/s/ Thomas Lonergan            Chief Operating Officer,           April 13, 2001
---------------------          Vice President
Thomas Lonergan                Secretary, Chief Financial
                               Officer and Director

/s/ Balazs Imre Bodai          Director                           April 13, 2001
---------------------
Balazs Imre Bodai, M.S., M.D.


/s/ Jeffrey H. Berg            Director                           April 13, 2001
---------------------
Jeffrey H. Berg, MBA, Ph.D.

/s/ Joseph Song                Director                           April 13, 2001
---------------------
Joseph Song, M.D., F.A.C.C.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                    CONTENTS

                                                                            Page
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                 1-2

FINANCIAL STATEMENTS:
  Balance Sheet                                                                3
  Statements of Operations                                                     4
  Statement of Stockholders' Deficit                                         5-6
  Statements of Cash Flows                                                   7-8
  Notes to Financial Statements                                             9-18

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
thehealthchannel.com, Inc.
Newport Beach, California

We have audited the accompanying balance sheet of thehealthchannel.com, Inc. (a development stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from inception of operations on September 4, 1996 to December 31, 1998 was audited by other auditors whose report dated April 1, 1999, included an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of thehealthchannel.com, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
January 26, 2001

                          REPORT OF INDEPENDENT AUDITOR

To the Shareholders and Board of Directors thehealthchannel.com, Inc. (formerly
  Innovative Tracking Solutions Corporation)

I have audited the balance sheets of thehealthchannel.com, Inc. (formerly Innovative Tracking Solutions Corporation and a Development Stage Company) as of December 31, 1998, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of thehealthchannel.com, Inc. (formerly Innovative Tracking Solutions Corporation and a Development Stage Company) at December 31, 1998, 1997 and 1996, and the results of operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has an accumulated deficit at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as going concern. Management's plan in regard to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Roger G. Castro

Oxnard, California
April 1, 1999

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS:
  Cash                                                 $      2,429
  Prepaid expenses and other receivables                     20,855
                                                       ------------

          Total current assets                                      $     23,284

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                              543,859

DEPOSITS                                                                   3,852
                                                                    ------------

                                                                    $    570,995
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $    500,672
  Loans payable, stockholders                                25,000
  Loans payable, net of unamortized discount
    of $169,164                                             330,836
  Accrued stock based compensation                          783,349
                                                       ------------

          Total current liabilities                                $  1,639,857

STOCKHOLDERS' DEFICIT:
  Common stock; $.001 par value, 175,000,000
    shares authorized, 27,610,954 shares
    issued and outstanding                                   27,611
  Additional paid-in capital                              8,451,920
  Deficit accumulated during the development stage       (9,548,393)
                                                       ------------

          Total stockholders' deficit                                (1,068,862)
                                                                   ------------

                                                                   $    570,995
                                                                   ============

See accompanying notes to financial statements.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                From inception on
                                              Year ended         Year ended    September 4, 1996 to
                                          December 31, 2000  December 31, 1999  December 31, 2000
                                          -----------------  -----------------  -----------------
NET REVENUES                                 $     10,765       $         --       $     10,765

COST OF REVENUES                                       --                 --                 --
                                             ------------       ------------       ------------

GROSS PROFIT                                       10,765                 --             10,765
                                             ------------       ------------       ------------

OPERATING EXPENSES:
  Depreciation                                    333,830            135,230            469,060
  Consulting and professional fees              1,509,420          2,512,039          4,021,459
  Website related                                 561,914            195,829            757,743
  Interest expense                                343,335                 --            343,335
  General and administrative                    1,136,283            617,630          1,753,913
                                             ------------       ------------       ------------
                                                3,884,782          3,460,728          7,345,510
                                             ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS                (3,874,017)        (3,460,728)        (7,334,745)
                                             ------------       ------------       ------------

DISCONTINUED OPERATIONS:
  Loss on discontinued operations                      --           (367,014)        (2,114,398)
  Loss on disposal of segment                          --            (99,250)           (99,250)
                                             ------------       ------------       ------------

          Total discontinued operations                --           (466,264)        (2,213,648)
                                             ------------       ------------       ------------

NET LOSS                                     $ (3,874,017)      $ (3,926,992)      $ (9,548,393)
                                             ============       ============       ============


NET LOSS PER SHARE, BASIC AND DILUTED:
  Continuing operations                      $      (0.15)      $      (0.16)
                                             ============       ============
  Discontinued operations                    $         --       $      (0.02)
                                             ============       ============
  Net loss per share                         $      (0.15)      $      (0.18)
                                             ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, BASIC AND DILUTED               26,332,188         22,125,497
                                             ============       ============

See accompanying notes to financial statements.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                        Deficit
                                                                                                      Accumulated
                                                     Common stock         Additional      Stock       during the       Total
                                              -------------------------     paid-in    subscriptions  development   stockholders'
                                                 Shares        Amount       capital     receivable       stage    equity/(deficit)
                                              -----------   -----------   -----------   -----------   -----------   -----------
DESCRIPTION
-----------
Balance at December 31, 1997, restated for
  1:3 stock split on October 12, 2000          11,388,007   $    11,388   $   379,859   $        --   $  (274,783)  $   116,464

Shares sold for cash                            3,334,252         3,334       473,130                                   476,464

Shares issued in exchange for services          6,998,481         6,999     1,054,540                                 1,061,539

Common stock subscription                         184,413           184        59,816       (60,000)

Net loss for the year ended
  December 31, 1998                                                                                    (1,472,601)   (1,472,601)
                                              -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1998                   21,905,153        21,905     1,967,345       (60,000)   (1,747,384)      181,866

IVTX
----

Issuance of common stock from IVTX
  private placement offering (Note 4)             113,043           113       112,086        60,000                     172,199

Issuance of shares for services rendered on
  behalf of the Company (Note 4)                   34,800            35        52,165                                    52,200

THEHEALTHCHANNEL.COM (FORMERLY IVTX)
------------------------------------

Contribution of asset from Biologix
  International, Ltd. (Note 3)                                                947,835                                   947,835

Issuance of common stock from private
  placement offering (Note 4)                     405,934           406       510,134       (25,000)                    485,540

Issuance of common stock related to
  settlement agreements (Note 4)                  501,667           502     1,796,843                                 1,797,345

                                   (Continued)

See accompanying notes to financial statements.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                     Common stock         Additional      Stock       during the       Total
                                              -------------------------     paid-in    subscriptions  development   stockholders'
                                                 Shares        Amount       capital     receivable       stage    equity/(deficit)
                                              -----------   -----------   -----------   -----------   -----------   -----------
Shares given directly by shareholders for
  services rendered on the Company's
  behalf (Note 4)                                                             860,100                                   860,100

Net loss for the year ended
  December 31, 1999                                                                                    (3,926,992)   (3,926,992)
                                              -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1999                   22,960,597        22,961     6,246,508       (25,000)   (5,674,376)      570,093

Shares exchanged from pools (See Note 4)        1,528,369         1,528        (1,528)                                       --

Private placement offering, net                 1,524,651         1,525       898,715                                   900,240

Proceeds received from stock subscriptions                                                   25,000                      25,000

Shares issued in settlement of debt (Alphabet
  Media)                                           53,333            53        46,987                                    47,040

Shares issued for services - consultants           22,105            22        25,978                                    26,000

Shares issued for services (National
  Securities)                                       5,170             5         7,333                                     7,338

Shares issued for services (Quinn Emanuel)         27,633            27        30,645                                    30,672

Shares issued in settlement of legal matter
  (Benning and Fields)                             21,365            21        23,310                                    23,331

Shares issued in settlement (Marshall
  Redding)                                        274,508           275       172,666                                   172,941

Shares issued for bridge loan (Les Dube)          526,556           527       251,973                                   252,500

Warrants issuable for bridge loan (Laguna Pacific)                            250,000                                   250,000

Shares issued to Larry Horwitz for
  consulting services                             666,667           667       499,333                                   500,000

Net loss for the year ended
  December 31, 2000                                                                                    (3,874,017)   (3,874,017)
                                              -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2000                   27,610,954   $    27,611   $ 8,451,920   $        --   $(9,548,393)  $(1,068,862)
                                              ===========   ===========   ===========   ===========   ===========   ===========

See accompanying notes to financial statements.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                             From inception on
                                                           Year ended         Year ended    September 4, 1996 to
                                                       December 31, 2000  December 31, 1999  December 31, 2000
                                                       -----------------  -----------------  -----------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                $ (3,874,017)      $ (3,926,992)      $ (9,548,393)
                                                          ------------       ------------       ------------

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY (USED FOR) OPERATING
    ACTIVITIES:
      Depreciation and amortization                            333,830            135,230            469,060
      Loss on disposal of division                                  --             99,250             99,250
      Interest expense                                         330,835                 --            330,835
      Non cash expenses from stock issuances                 1,290,671          2,611,423          5,096,232
      Settlement of litigation                                 300,000                 --            300,000

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                           --                189              3,147
      Inventory                                                     --            (10,312)            83,077
      Prepaid expenses                                         (60,620)          (108,447)          (190,020)
      Deposits                                                  (3,852)             2,597             (6,449)

    (INCREASE) DECREASE IN LIABILITIES -
      accounts payable and accrued expenses                    261,371            661,157            615,789
                                                          ------------       ------------       ------------

          Total adjustments                                  2,452,235          3,391,087          6,800,921
                                                          ------------       ------------       ------------

          Net cash used for operating activities            (1,421,782)          (535,905)        (2,747,472)
                                                          ------------       ------------       ------------

                                   (Continued)

See accompanying notes to financial statements.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                     From inception on
                                                                   Year ended         Year ended    September 4, 1996 to
                                                               December 31, 2000  December 31, 1999  December 31, 2000
                                                               -----------------  -----------------  -----------------
CASH FLOWS USED FOR INVESTING ACTIVITIES -
  payments to acquire property, equipment and other assets             (39,266)           (25,818)           (65,083)
                                                                  ------------       ------------       ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Assets and liabilities transferred out (See Note 1)                       --            (26,329)           (26,329)
  Stock subscription receivable                                         25,000            (25,000)                --
  Loans receivable                                                      21,000                 --                 --
  Proceeds from loans, including related parties                       425,000                 --            425,000
  Proceeds from issuance of capital stock, net                         900,240            682,738          2,416,313
                                                                  ------------       ------------       ------------

          Net cash provided by financing activities                  1,371,240            631,409          2,814,984
                                                                  ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                                        (89,808)            69,686              2,429
CASH, beginning of year                                                 92,237             22,551                 --
                                                                  ------------       ------------       ------------

CASH, end of year                                                 $      2,429       $     92,237       $      2,429
                                                                  ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES -
    Non-cash consideration from debt and equity transactions      $  1,990,671       $  2,611,423       $  5,999,401
                                                                  ============       ============       ============
    Proceeds from loan payable paid directly to Horwitz
      and Beam by Laguna Pacific on behalf of the Company         $    100,000       $         --       $    100,000
                                                                  ============       ============       ============
    Acquisition of website technology and related assets          $         --       $    947,835       $    947,835
                                                                  ============       ============       ============

See accompanying notes to financial statements.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GOING CONCERN:

          The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no current source of material revenues. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern.

          Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include the sale of additional equity and debt securities to various private equity funds ranging from $2,000,000 to $15,000,000. In addition, with infusion of capital from equity funding, the Company's management plans to generate significant revenues resulting in positive cash flows by year end. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funding, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

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

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     BUSINESS ACTIVITY, CONTINUED:

          On April 14, 1999, IVTX transferred all of its assets and liabilities based on majority stockholder approval to a newly formed private company, Innovative Tracking Solutions Corporation, a private Nevada corporation, incorporated on March 29, 1999. Innovative Tracking Solutions Corporation was formed by IVTX management specifically for the purpose of taking the operations of IVTX private. The former IVTX officers and directors, Dianna Cleveland, Lee Namisniak and Lou Weiss are the officers and directors of Innovative Tracking Solutions Corporation, the private company. The consideration for the transfer of assets was the assumption of all IVTX's liabilities by the newly formed private company. As a result of this transfer of assets and liabilities and the disposal of the segment of business on April 14, 1999 (which is unrelated to the present business of thehealthchannel.com), the Company recorded a loss on discontinued operations of $367,014 and a loss on disposal of a segment of $99,250 for the year ended December 31, 1999.

          In June 1999, IVTX was introduced to thehealthchannel.com, a consumer-based health Internet web site (http://www.thehealthchannel.
          com). On July 28, 1999, IVTX, pursuant to its bylaws and general Delaware corporate law, acquired a certain asset of Biologix International, Ltd., a Delaware corporation ("Biologix") consisting of thehealthchannel.com web site and its related technology in exchange for the controlling interest in IVTX. In connection with this change of control, IVTX's name was changed to thehealthchannel.com, Inc. on July 28, 1999. The acquisition closed on July 28, 1999.

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

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     PROPERTY AND EQUIPMENT:

          Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Website and related technology is being amortized straight-line over its estimated useful life of three years.

     INCOME TAXES:

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which adopts the asset and liability approach to measurement of temporary differences between financial reporting and income tax return reporting. The principal temporary difference is the net operating loss carryforward of approximately $8,000,000 at December 31, 2000. Due to business activity during 1999 (Note 1), there are significant limitations on the Company's ability to utilize this operating loss carryforward. A deferred asset has been provided and completely offset by a valuation allowance, because its utilization does not appear to be reasonably assured. The federal net operating loss carryforward starts to expire on December 31, 2019 and the California state net operating loss carryforward starts to expire on December 31, 2004.

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

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     NEW ACCOUNTING PRONOUNCEMENTS:

          In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The adoption by the Company in the application of the Staff Accounting Bulletin to the Company's financial statements did not have a material change in the amount of revenues the Company ultimately realized.

          In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have any material impact on the Company's financial statements.

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.


(2)  PROPERTY AND EQUIPMENT:

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

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(2)  PROPERTY AND EQUIPMENT, CONTINUED:

     Property and equipment is comprised of the following:

     Website and related technology                            $    987,100
     Software                                                        25,819
                                                               ------------

                                                                  1,012,919
     Less accumulated depreciation and amortization                 469,060
                                                               ------------

                                                               $    543,859
                                                               ============

     Depreciation and amortization expense for the years ended December 31, 2000 and 1999 amounted to $333,830 and $135,230, respectively.


(3)  STOCKHOLDERS' DEFICIT:

     Biologix paid $250,000 for 850,000 shares of common stock of IVTX, representing the majority controlling interest held by the officers and directors of IVTX (see Note 2 for the recording of this issuance). This purchase was made pursuant to the exemption from registration set forth in
     Section 4(1) of the Securities Act of 1933, as amended (the "Act"), as a non-issuer transaction. This exemption was available since the officers and directors of IVTX sold their stock to Biologix; IVTX itself did not issue any new stock. Further, Biologix agreed to contribute thehealthchannel.com assets and technology to IVTX in exchange for the IVTX shareholders agreeing to split their stock and exchange shares with the shareholders of Biologix. This exchange was made pursuant to the exemption set forth in
     Section 4(1) of the Act as a non-issuer transaction. This exemption was available since IVTX shareholders transferred their shares of IVTX (newly named thehealthchannel.com, Inc.) to the shareholders of Biologix who elected to exchange their shares. The shares of stock of IVTX were forward split 28.22-for-one and the IVTX shareholders opted to exchange each share they held of IVTX stock for two shares of common stock of IVTX under its new name of thehealthchannel.com, Inc. and contributed the remaining 26.22 shares each into a share exchange pool as presented in the statement of stockholders' equity. Then approximately 800 Biologix shareholders were provided with the alternative of retaining their Biologix shares or retiring their Biologix shares in exchange for IVTX shares (thehealthchannel.com shares) contained in the exchange pool on a one for one share basis. Approximately 630 Biologix shareholders elected to exchange their Biologix shares for thehealthchannel.com shares from the pool (the "Exchange").

     During October 2000, the shareholders approved a stock split of 1:3 shares, the effect of which has been retroactively applied in the accompanying financial statements. The number of authorized shares of common stock was increased to 175,000,000.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(3)  STOCKHOLDERS' DEFICIT, CONTINUED:

     The Exchange was announced to shareholders of both IVTX and Biologix through press releases and a letter to IVTX shareholders. After the forward stock split, the Company (thehealthchannel.com, Inc. formerly Innovative Tracking Solutions Corporation) had 35,606,519 post split shares of common stock issued and outstanding. The Exchange began on August 6, 1999 and ended on October 31, 1999 to ensure that all shareholders had enough time and notice to exchange their shares. Following the conclusion of the Exchange period, the Company had approximately 12,667,000 post split shares reserved for exchange with Biologix shareholders that were not exchanged. During 2000, 1,528,369 shares were exchanged with Biologix shareholders.

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

     In September 1999, the Company initiated a Rule 506, Regulation D private placement of 1,930,585 (post split) restricted shares of the Company's common stock from shares available from the forward stock split and 1,930,585 (post split) warrants to purchase restricted shares of the Company's' common stock with an exercise price determined at 70% of the trading value at the date of grant, for net proceeds of $1,410,780. The private placement offering was closed on August 29, 2000. The shares issued and the shares issuable upon exercise of the warrants have piggyback registration rights in the event the Company files a Registration Statement with the Securities and Exchange Commission. The warrants vest immediately and expire two years from the date of issuance.

     The Company issued 501,667 shares of common stock for satisfaction of legal settlement agreements the Company entered into for a total of $1,797,345.

     During July 1999, the Company entered into a Consulting Agreement with Ocean View Management, LLC. Under the Consulting Agreement, Ocean View
     Management received a one time payment of 25,000 post split shares of common stock of the Company, which is recorded in accrued stock based compensation on the balance sheet. This issuance was exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Consulting Agreement are restricted securities as defined in Rule 144.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(3)  STOCKHOLDERS' DEFICIT, CONTINUED:

     During  August 1999,  the Company  entered into an Agreement  for Financial
     Public Relation Services with Market Pathways Financial Relations Incorporated. Under the Agreement for Financial Public Relations Services, Market Pathways Financial Relations Incorporated received a one time payment of 28,333 post split shares of common stock of the Company and is included in accrued stock based compensation on the balance sheet. This issuance was exempt from the Registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Agreement are restricted securities as defined in Rule 144.

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

     During 2000, the Company entered into a Consulting  Agreement with Lawrence
     W. Horwitz pursuant to which Mr. Horwitz agreed to provide business development and advisory services. For services rendered under this Consulting Agreement, the Company issued 666,667 post split shares of common stock of the Company (the "Shares"). The Shares were registered on Forms S-8, for which, an expense of $500,000 has been recorded.

     On August 5, 2000, the Company approved the issuance of 508,319 post split restricted shares to 12 officers, directors and consultants in payment for services rendered to the Company. The related expense amounts of $457,487 have been recorded in accrued stock based compensation as shares had not yet been issued.

     Bridge Financing
     ----------------

     During August 2000, the Company entered into an agreement to borrow $250,000 from Laguna Pacific Partners L.P., ("Laguna Partners") a Delaware limited partnership. This loan is secured by all assets of the Company, bears interest at 6% per annum and is payable on the earlier of 180 days or within 30 days from the effective date of the Form SB-2 above. This loan has been extended to May 1, 2001. In consideration for this loan, Laguna Partners will receive warrants for common stock equal to the quotient of $250,000 divided by the closing bid of the Company's stock price immediately preceding the effective date of the Form SB-2 above. The term of this warrant is five years and the exercise price is $1. The Company will record interest expense using the fair value of $0.165 per warrant granted, measured at the date of grant using the Black Scholes model with a 70% volatility. This discount of $250,000 is being amortized over the loan term using the imputed interest method.

     During August 2000, the Company entered into an agreement to borrow $250,000 from Les and Irene Dube, ("Dube") individuals. This loan bears interest at 6% per annum and is payable on the earlier of 180 days or within 30 days from the effective date of the Form SB-2 above. This loan has been extended to May 23, 2001. In consideration for this loan, Dube received 526,556 (post-split) common stock shares for which an amount of $250,000 is being amortized over the life of the loan using the imputed interest method.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(3)  STOCKHOLDERS' DEFICIT, CONTINUED:

     Stock Options
     -------------

     On July 27, 2000, the Company enacted the 2000 Incentive and Nonstatutory Stock Option Plan (the "Plan"), which has reserved for issuance, 5,000,000 options to purchase shares of Common Stock of the Company for key employees and consultants. To date, no options have been granted under the plan.

(4)  ADVERTISING COSTS:

     Advertising costs are expensed when incurred and amounted to approximately $615,000 and $400,000 for the years ended December 31, 2000 and 1999, respectively.

(5)  EMPLOYMENT AGREEMENTS:

     The Company has employment agreements with its chief operating officer and president. The employment agreements provide for a monthly salary of $12,000 each. The agreements commenced on September 1, 1999 and are in effect for three years from that date.

(6)  CONTINGENCIES:

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

     The Company initiated a private placement of securities during September 1999 which closed on August 29, 2000. During this period of time, the Company sold securities to investors based on the most recent closing price on the OTC Bulletin Board or the Pink Sheets. The prices at which these securities were sold fluctuated widely, based on fluctuations in the closing prices. The Company is contingently liable in the event that an investor or investors who purchased securities in this private placement asserts a claim that the Company failed to fully disclose the fact that fluctuations in the market would cause adjustments in the price of the private placement. The Company believes that they fully disclosed this risk, however, in the event any shareholder(s) were to successfully prosecute an action against the Company, it may have a severe and adverse effect on the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, as the amounts are not estimable.

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(6)  CONTINGENCIES, CONTINUED:

     Termination of Swartz Equity Line
     ---------------------------------

     During 2000, the Company entered into an agreement with Swartz Private Equity LLC ("Swartz") for a $30,000,000 equity offering, subject to registration with the SEC and governed by a percentage of our trading volume. This equity line was governed by the investment agreement with Swartz that provided that the Company may place puts to Swartz over a three-year period. The Company has determined that it was highly unlikely that the Swartz transaction would clear comments based upon certain insurmountable aspects of the Swartz deal. As such, the Company terminated the agreement with Swartz. Termination of the Swartz agreement, according to its terms, requires the payment of a "break-up" fee of $200,000. While the Company believes that no fee is due Swartz, based on the legal impossibility of this agreement, Swartz may attempt to pursue remedies against the company. Based on discussions with legal counsel, management does not believe that Swartz would prevail in any action against the Company. Accordingly, no amounts have been recorded in the accompanying financial statements as the probability of a negative outcome is remote.

     Litigation
     ----------

     During 2000, the Company was named as a cross-defendant in a cross-complaint filed by its Former President in an action pending in the Superior Court State of California for the County of San Francisco, Case No. 307364. This action was initiated by Biologix International, Ltd. ("Biologix") against the Former President on October 22, 1999 alleging causes of action against the former President for: (1) temporary restraining order and preliminary and permanent injunction; (2) breach of fiduciary duty; (3) fraud by intentional misrepresentation; (4) conversion;
     (5) possession of personal property; (6) declaratory relief; and (7) accounting. The claims alleged by Biologix relate to the actions and conduct of the former President as an officer and director of Biologix. Thehealthchannel.com was named as a cross-defendant in the cross-complaint of the former President in a cause of action for breach of contract based upon an alleged employment agreement between the former President and Biologix. The former President claimed that the alleged employment agreement was the responsibility of thehealthchannel.com based upon thehealthchannel.com's purchase of the internet related assets from Biologix. Thehealthchannel.com was served with the cross-complaint on December 14, 1999. The former President seeks $400,000 in damages and options to purchase one million shares of Biologix stock. The Company entered into a Settlement Agreement and Release with its Former President. Pursuant to the settlement agreement, (a) the Former President was required to transfer 266,667 thehealthchannel.com post split shares which had erroneously been issued to a Company under his control and contribute the proceeds from the sale of 66,667 thehealthchannel.com post split shares to the Company, withdraw all pending claims or rights to any monetary compensation, whether asserted or unasserted, stock options or stocks and waive his right to future claims or lawsuits against the Company and (b) the Company was to issue approximately 333,333 post split shares immediately, 166,667 post split shares if the weighted average trading price as determined in the agreement was at least $2.25, 166,666 post split shares if the weighted average trading price as determined in the agreement was at least $3.75 and 66,667 post split shares if the weighted average trading price as determined in the agreement was at least $6.00. Pursuant to this agreement, the Company recorded an obligation of $300,000 arising from the initial 333,333 shares at $0.90 per share, which approximated the post split trading price per share. The transfer of 266,667 shares under the Settlement Agreement and Release with the Former President is not classified as redeemable equity in the balance sheet, as no cash payment are attached to redeem his stock. This obligation of $300,000 is included in accrued stock based compensation on the balance sheet. The Company is contingently liable to issue 400,000 additional post split shares based upon certain stock price goals as disclosed above, and no amounts have been recorded in the accompanying financial statements

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(6)  CONTINGENCIES, CONTINUED:

     Litigation, Continued
     ---------------------

     To the best knowledge of management, there is no other material litigation pending or threatened against the Company.