Form 10QSB
period 2001-03-31
THEHEALTHCHANNEL COM INC
filed 2001-05-15
CIK 1042373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

[ ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act;

             For the transition period from _________ to __________

                       Commission File Number: 000-29822


                           THEHEALTHCHANNEL.COM, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                               33-0728140
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

260 Newport Center Drive, Suite 250, Newport Beach, CA             92660
---------------------------------------------------------------------------
       (Address of Principal Executive Offices)                  (Zip Code)

               Registrant's telephone number, including area code:
                                 (949) 631-8317


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.

                               Yes X           No

       The issuer had 27,610,954 shares outstanding as of March 31, 2001.

           Transitional Small Business Disclosure Format (check one):

                               Yes             No X

                           THEHEALTHCHANNEL.COM, INC.

                                      INDEX
                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheet as of March 31, 2001 (unaudited)

          Statements of  Operations  for the 3 months ended March
          31, 2001 (unaudited) and March 31, 2000 (unaudited) and from inception to March 31, 2001 (unaudited).

          Statement of Stockholders' Equity/(Deficit) for the Period since inception to March 31, 2001 (unaudited).

          Statements  of Cash Flows for the 3 months  ended March
          31, 2001 (unaudited) and March 31, 2000 (unaudited) and from inception to March 31, 2001 (unaudited).

          Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports of Form 8-K

          (a)  Exhibits
          (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         BALANCE SHEET - MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
Cash                                                  $     12,453
Prepaid expenses and other receivables                       4,215
                                                      ------------

  Total current assets                                             $     16,668

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                         259,449

DEPOSITS                                                                  3,852
                                                                   ------------

                                                                   $    279,969
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                $    661,380
 Loans payable, stockholders                               179,000
 Accrued Stock-Based Compensation                          783,349
 Loans payable, short term, 6% interest,
   due in full by May 23, 2001                             500,000
                                                      ------------
   Total current liabilities                                       $  2,123,729



STOCKHOLDERS' DEFICIT:
Common stock; $.001 par value, 110,000,000
  shares authorized, 27,610,954 shares issued
  and outstanding                                           27,611
Additional paid in capital                               8,451,920
Deficit accumulated during development stage           (10,323,291)
                                                      ------------

  Total stockholders' deficit                                        (1,843,760)
                                                                   ------------

                                                                   $    279,969
                                                                   ============

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                 For the period
                                       Three months ended  Three months ended  since inception to
                                         March 31, 2001      March 31, 2000      March 31, 2001
                                          ------------        ------------        ------------
                                           (Unaudited)         (Unaudited)         (Unaudited)
NET REVENUES                              $     36,178        $         28        $     46,943

COST OF REVENUES                                    --                  --                  --
                                          ------------        ------------        ------------
GROSS PROFIT                                    36,178                  28              46,943

OPERATING EXPENSES:
 Depreciation                                  284,410              81,138             753,470
 Consulting and professional fees               74,998             223,347           4,096,457
 Website related                                45,578                  --             803,321
 Interest expense                              176,664                  --             519,999
 General and administrative                    229,426             393,174           1,983,339
                                          ------------        ------------        ------------
    Total operating expenses                   811,076             697,659           8,156,586

LOSS FROM CONTINUING OPERATIONS               (774,898)           (697,631)         (8,109,643)

Loss on discontinued operations                     --                  --          (2,114,398)
Loss on disposal of segment                         --                  --             (99,250)
                                          ------------        ------------        ------------

  TOTAL DISCONTINUED OPERATIONS                     --                  --          (2,213,648)
                                          ------------        ------------        ------------

 NET LOSS                                 $   (774,898)       $   (697,631)       $(10,323,291)
                                          ============        ============        ============

NET LOSS PER SHARE, BASIC AND DILUTED:    $      (0.03)       $      (0.03)
                                          ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
  EQUIVALENT SHARES OUTSTANDING             27,610,954          23,197,201
                                          ============        ============

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                                                                                       Deficit
                                                                                                     Accumulated
                                                     Common Stock          Additional    Stock       during the         Total
                                                     ------------           paid-in   subscriptions  development    stockholders'
                                                 Shares        Amount       Capital    Receivable       Stage     Equity/(Deficit)
                                              -----------    -----------  ----------- -----------    -----------  ----------------
DESCRIPTION
Balance at December 31, 1997, restated for
  1:3 stock split on October 12, 2000          11,388,007    $    11,388  $   379,859 $      --      $  (274,783)   $   116,464

Shares sold for cash                            3,334,252          3,334      473,130                                   476,464

Shares issued in exchange for services          6,998,481          6,999    1,054,540                                 1,061,539

Common stock subscription                         184,413            184       59,816     (60,000)

Net loss for the year ended
  December 31, 1998                                                                                   (1,472,601)    (1,472,601)
                                              -----------    -----------  ----------- -----------    -----------    -----------

Balance at December 31, 1998                   21,905,153         21,905    1,967,345     (60,000)    (1,747,384)       181,866

IVTX

Issuance of common stock from IVTX
  private placement offering (Note 4)             113,043            113      112,086      60,000                       172,199

Issuance of shares for services rendered on
  behalf of the Company (Note 4)                   34,800             35       52,165                                    52,200

THEHEALTHCHANNEL.COM (FORMERLY IVTX)

Contribution of asset from Biologix
  International, Ltd. (Note 3)                                                947,835                                   947,835

Issuance of common stock from private
  placement offering (Note 4)                     405,934            406      510,134     (25,000)                      485,540

Issuance of common stock related to
  settlement agreements (Note 4)                  501,667            502    1,796,843                                 1,797,345

Shares given directly by shareholders for
  services rendered on the Company's
  behalf (Note 4)                                                             860,100                                   860,100

Net loss for the year ended
  December 31, 1999                                                                                   (3,926,992)    (3,926,992)
                                              -----------    -----------  ----------- -----------    -----------    -----------
Balance at December 31, 1999                   22,960,597         22,961    6,246,508     (25,000)    (5,674,376)       570,093

Shares exchanged from pools (See Note 4)        1,528,369          1,528       (1,528)                                     --

Private placement offering, net                 1,524,651          1,525      898,715                                   900,240

Proceeds received from stock subscriptions                                                 25,000                        25,000

Shares issued in settlement of debt (Alphabet
  Media)                                           53,333             53       46,987                                    47,040

Shares issued for services - consultants           22,105             22       25,978                                    26,000

Shares issued for services (National
  Securities)                                       5,170              5        7,333                                     7,338

Shares issued for services (Quinn Emanuel)         27,633             27       30,645                                    30,672

Shares issued in settlement of legal matter
  (Benning and Fields)                             21,365             21       23,310                                    23,331

Shares issued in settlement (Marshall
  Redding)                                        274,508            275      172,666                                   172,941

Shares issued for bridge loan (Les Dube)          526,556            527      251,973                                   252,500

Warrants issuable for bridge loan (Laguna
  Pacific)                                                                    250,000                                   250,000

Shares issued to Larry Horwitz for
  consulting services                             666,667            667      499,333                                   500,000

Net loss for the year ended
  December 31, 2000                                                                                   (3,874,017)    (3,874,017)
                                              -----------    -----------  ----------- -----------    -----------    -----------
Balance at December 31, 2000 (Audited)         27,610,954    $    27,611  $ 8,451,920 $     --       $(9,548,393)   $(1,068,862)

Net loss for the three months ended
  March 31, 2001 (unaudited)                                                                            (774,898)      (774,898)
                                              -----------    -----------  ----------- -----------    -----------    -----------
Balance at March 31, 2001 (unaudited)          27,610,954    $    27,611  $ 8,451,920 $     --      $(10,323,291)   $(1,843,760)
                                              ===========    ===========  =========== ===========    ===========    ===========

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       For the three months         For the period
                                                                          ended March 31,         since inception to
                                                                       2001             2000        March 31, 2001
                                                                   ------------     ------------     ------------
                                                                    (Unaudited)      (Unaudited)      (Unaudited)

NET LOSS                                                           $   (774,898)    $   (697,631)    $(10,323,291)

ITEMS RECONCILING NET LOSS TO CASH
  USED BY OPERATING ACTIVITIES:
Depreciation and amortization                                           284,410           81,138          753,470
Loss on disposal of segment                                                  --               --           99,250
Interest expense                                                        169,164               --          499,999
Noncash expenses from stock issuances                                        --           83,231        5,096,232
Settlement of litigation                                                     --               --          300,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable                                                     --               --            3,147
     Inventory                                                               --           83,077
     Software development costs                                              --          (25,000)              --
     Prepaid expenses                                                    16,640           50,730         (173,380)
     Deposits                                                                --               --           (6,449)
     Accounts payable and accrued expenses                              160,708          222,749          776,497
                                                                   ------------     ------------     ------------
      Total adjustments                                                 630,922          412,848        7,431,843
                                                                   ------------     ------------     ------------
Net cash used by operating activities                                  (143,976)        (284,783)      (2,891,448)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  payments to acquire property and equipment                                 --          (28,263)         (65,083)
                                                                   ------------     ------------     ------------

Net cash used for investing activities                                       --          (28,263)         (65,083)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for asset transfer                                                 --               --          (26,329)
  Deferred offering cost                                                     --               --               --
  Stock subscription receivable                                              --           25,000               --
  Loans receivable                                                           --          (28,000)              --
  Proceeds from loans, including related parties                        154,000               --          579,000
  Proceeds from issuance of capital stock, net                               --          378,228        2,416,313
                                                                   ------------     ------------     ------------
Net cash provided by (used for) financing activities                    154,000          375,228        2,968,984
                                                                   ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                                          10,024           62,182           12,453

CASH, beginning of period                                                 2,429           92,237               --
                                                                   ------------     ------------     ------------

CASH, end of period                                                $     12,453     $    154,419     $     12,453
                                                                   ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Non-cash consideration from debt and equity transactions        $         --     $     83,231     $  5,999,401
                                                                   ============     ============     ============
   Proceeds from loan payable paid directly to Horwitz and Beam
    from Laguna Pacific on behalf of the Company                   $         --     $         --     $    100,000
                                                                   ------------     ------------     ------------
  Acquisition of website technology and related assets             $         --     $         --     $    947,835
                                                                   ------------     ------------     ------------

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2001


(1)  BASIS OF PREPARATION

     GENERAL

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

INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The financial statements should be read in conjunction with the financial statements included in the annual report of thehealthchannel.com, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2000.

     USE OF ESTIMATES

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

     PROPERTY AND EQUIPMENT

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

     During the quarter, management determined that the useful life of the website technology and related software to be approximately two years, and accordingly, accelerated the amortization of the website technology and related software. This change in estimate increased the depreciation and amortization expense by an additional $200,000. Based on this change in estimate, the website technology and related software will be fully amortized by June 2001.

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

     NET LOSS PER SHARE

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     thehealthchannel.com, Inc., formerly known as Innovative Tracking Solutions Corporation (the "Company") was incorporated in Delaware on September 6, 1996. It operates a consumer-based health super site (http://www.thehealthchannel.
com).

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2001 AS COMPARED TO THREE  MONTHS ENDED MARCH 31,
2000

REVENUES

     We are a development stage company. Revenues for the three months ended March 31, 2001 of $36,178 was derived from programming fees as compared to $28 for the three months ended March 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $811,076 for the three months ended March 31, 2001 as compared to $697,659 in 2000. This included depreciation and amortization expense of $284,000 in 2001 as compared to $81,000 in 2000, consulting and professional fees of $75,000 as compared to $223,000 in 2000, interest expense of $176,000 as compared to $0 in 2000. During the quarter, management determined that the useful life of the website technology and related software to be approximately two years, and accordingly, accelerated the amortization of the website technology and related software. This change in estimate increased the depreciation and amortization expense by an additional $200,000. Based on this change in estimate, the website technology and related software will be fully amortized by June 2001.

LOSS FROM OPERATIONS

     The Company incurred a loss from operations of $774,898 for the three months ended March 31, 2001 as compared to $697,631 for the three months ended March 31, 2000.

NET LOSS

     The Company had a net loss of $774,898 or $(0.03) per share for the three months ended March 31, 2001 as compared to $697,631 or $(0.03) per share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have primarily funded our capital requirements through private equity infusions. Commencing in September of 1999 and closing in August 2000, we conducted a private offering, to accredited investors only, of units, each unit consisting of one share of our common stock and one warrant exercisable for a term of two years. All shares purchased in this offering, as well as all shares underlying warrants purchased in this offering, have piggyback registration rights which have been included in the Form SB-2/A. The Form SB-2?A went effective in May 2001. As adjusted for our one for three reverse split, we originally priced this offering at $2.25 per unit with a $2.25 exercise price on the warrants. However, the price of our publicly traded stock dropped precipitously since the beginning of this private offering and we subsequently offered the units at lower prices.

     We received a loan in the amount of $250,000 from Laguna Pacific Partners L.P., a Delaware limited partnership. This loan is made pursuant to a secured note that bears interest at the rate of 6% and is payable on February 3, 2001. The due date of this loan has been extended to May 1, 2001. The loan is secured by all of our assets. In consideration for making this loan to us, Laguna Pacific Partners received a warrant for common stock equal to the quotient of $250,000 divided by the closing bid of our stock immediately preceding the effective date of this prospectus. The term of this warrant is five years and the exercise price is $1 in the aggregate. The warrant agreement contains terms, which increase the number of shares underlying the warrants commencing February 1, 2001 at the rate of 10% per month, compounding on a monthly basis, until the effective date of our registration statement. The number of shares registered under the registration statement on Form SB-2/A includes the monthly increase for February, March and April 2001.

     On August 18, 2000, we received a loan in the amount of $250,000 from Les Dube and Irene Dube. This loan is made pursuant to a note, which bears interest at the rate of 6% and is payable on the earlier of February 18, 2001 or the effective date of the prospectus. The due date of this loan has been extended to the earlier of May 23, 2001, or the effective date of the registration statement on Form SB-2/A. This loan was issued in consideration for 526,556 shares of common stock. These shares have been registered in the registration statement on Form SB-2/A, and, upon repayment of this loan, these shares are to be retained by Les Dube. On the effective date of the registration statement on Form SB-2/Am Les Dube may sell these shares.

     At March 31, 2001, the Company had outstanding current liabilities of $2,123,729 of which $783,349 has been approved by the Board of Directors to be settled by issuance of stock. The balance consists of $220,000 in accounts payable, accrued professional fees of approximately $145,000, of which a further $95,000 has been agreed to be settled through stock issuance, and accrued officers' salaries of $204,000. All officers of the Company have agreed to defer their compensation until such time as the Company has the financial ability to pay compensation. It is anticipated that loans payable will be repaid from online and wireless revenues.

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

     We expect to add approximately 5-10 new employees in this fiscal year.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In management's opinion, there are no material litigation matters pending or threatened against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K

               None.


                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this amended quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THEHEALTHCHANNEL.COM, INC.

Dated: May 15, 2001                     /s/ Donald Shea
                                        ------------------------------------
                                        By:  Donald Shea
                                        Its: Chief Executive Officer, President,
                                             Chairman of the Board