Form 10QSB
period 2001-06-30
THEHEALTHCHANNEL COM INC
filed 2001-08-20
CIK 1042373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

                               Yes X           No

       The issuer had 31,945,658 shares outstanding as of June 30, 2001.

           Transitional Small Business Disclosure Format (check one):

                               Yes             No X

                           THEHEALTHCHANNEL.COM, INC.

                                      INDEX
                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheet as of June 30, 2001 (unaudited).

          Statements of Operations for the 6 months ended June 30, 2001 and 2000, the 3 months ended June 30, 2001 and 2000, and for the period since inception to June 30, 2001 (unaudited).

          Statement of Stockholders' Deficit for the period since inception to June 30, 2001 (unaudited).

          Statements of Cash Flows for 6 months ended June 30, 2001 and 2000, and for the period since inception to June 30, 2001 (unaudited).

          Notes to Condensed Financial Statements (unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports of Form 8-K

          (a)  Exhibits
          (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          BALANCE SHEET - JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
Cash                                               $     28,051
Prepaid expenses and other receivables                   37,524
                                                   ------------

  Total current assets                                              $     65,575

DEPOSITS                                                                   9,052
                                                                    ------------

                                                                    $     74,627
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable and accrued expenses             $    332,679
 Loans payable, stockholders                            144,000
 Accrued Stock-Based obligations                      1,399,446
 Loans payable, short term, 6% interest, due
  November 1, 2001                                      240,180
                                                   ------------
   Total current liabilities                                       $  2,116,305

SUBSCRIBED STOCK                                                        119,200

STOCKHOLDERS' DEFICIT:
Common stock; $.001 par value, 110,000,000
  shares authorized, 31,945,658 shares issued
  and outstanding                                        31,946
Additional paid in capital                            8,861,057
Deficit accumulated during development stage        (11,053,881)
                                                   ------------

  Total stockholders' deficit                                        (2,160,878)
                                                                   ------------

                                                                   $     74,627
                                                                   ============

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                 Three            Three        For the period
                                        Six months ended  Six months ended    months ended     months ended  since inception to
                                         June 30, 2001     June 30, 2000     June 30, 2001    June 30, 2000    June 30, 2001
                                          ------------      ------------      ------------     ------------     ------------
                                           (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
NET REVENUES                              $     47,919      $          8      $     11,742     $          8     $     58,684

COST OF REVENUES                                    --                --                --               --               --
                                          ------------      ------------      ------------     ------------     ------------

GROSS PROFIT                                    47,919                 8            11,742                8           58,684

OPERATING EXPENSES:
 Depreciation                                  543,859           165,225           259,449           84,087        1,012,919
 Consulting and professional fees              131,132           463,880            56,134          125,452        4,152,591
 Website related                                90,977           250,067            46,399          147,142          848,720
 Interest expense                              374,914                --           198,250               --          718,249
 General and administrative                    412,525           336,697           182,099          161,557        2,166,438
                                          ------------      ------------      ------------     ------------     ------------
    Total operating expenses
                                             1,553,407         1,215,869           742,331          518,238        8,898,917

LOSS FROM CONTINUING OPERATIONS             (1,505,488)       (1,215,861)         (730,589)        (518,230)      (8,840,233)

Loss on discontinued operations                     --                --                --               --       (2,114,398)
Loss on disposal of segment                         --                --                --               --          (99,250)
                                          ------------      ------------      ------------     ------------     ------------

  TOTAL DISCONTINUED OPERATIONS                     --                --                --               --       (2,213,648)
                                          ------------      ------------      ------------     ------------     ------------

 NET LOSS                                 $ (1,505,488)     $ (1,215,861)     $   (730,589)    $   (518,230)    $(11,053,881)
                                          ============      ============      ============     ============     ============

NET LOSS PER SHARE, BASIC AND DILUTED:


      Continuing operations               $      (0.05)     $      (0.05)    $      (0.03)    $      (0.02)
                                          ============      ============     ============     ============
      Discontinued operations             $         --      $         --     $         --     $         --
                                          ============      ============     ============     ============
      Net loss per share                  $      (0.05)     $      (0.05)    $      (0.03)    $      (0.02)
                                          ============      ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   27,835,668        23,841,963       27,304,165       23,666,380
                                          ============      ============     ============     ============

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                         Deficit
                                                                                                       Accumulated
                                                  Common Stock           Additional       Stock         during the      Total
                                                  ------------             paid-in     subscriptions   development   stockholders'
                                              Shares         Amount        Capital       Receivable       Stage     Equity/(Deficit)
                                           ------------   ------------   ------------   ------------   ------------   ------------
DESCRIPTION
Balance at December 31, 1997, restated for
  1:3 stock split on October 12, 2000        11,388,007   $     11,388   $    379,859   $         --   $   (274,783)  $    116,464

Shares sold for cash                          3,334,252          3,334        473,130                                      476,464

Shares issued in exchange for services        6,998,481          6,999      1,054,540                                    1,061,539

Common stock subscription                       184,413            184         59,816        (60,000)

Net loss for the year ended
  December 31, 1998                                                                                      (1,472,601)    (1,472,601)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1998                 21,905,153         21,905      1,967,345        (60,000)    (1,747,384)       181,866

IVTX

Issuance of common stock from IVTX
  private placement offering (Note 4)           113,043            113        112,086         60,000                       172,199

Issuance of shares for services rendered on
  behalf of the Company (Note 4)                 34,800             35         52,165                                       52,200

THEHEALTHCHANNEL.COM (FORMERLY IVTX)

Contribution of asset from Biologix
  International, Ltd. (Note 3)                                                947,835                                      947,835

Issuance of common stock from private
  placement offering (Note 4)                   405,934            406        510,134        (25,000)                      485,540

Issuance of common stock related to
  settlement agreements (Note 4)                501,667            502      1,796,843                                    1,797,345

Shares given directly by shareholders for
  services rendered on the Company's
  behalf (Note 4)                                                             860,100                                      860,100

Net loss for the year ended
  December 31, 1999                                                                                      (3,926,992)    (3,926,992)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999                 22,960,597         22,961      6,246,508        (25,000)    (5,674,376)       570,093

Shares exchanged from pools (See Note 4)      1,528,369          1,528         (1,528)                                          --

Private placement offering, net               1,524,651          1,525        898,715                                      900,240

Proceeds received from stock subscriptions                                                    25,000                        25,000

Shares issued in settlement of debt
  (Alphabet Media)                               53,333             53         46,987                                       47,040

Shares issued for services - consultants         22,105             22         25,978                                       26,000

Shares issued for services (National
  Securities)                                     5,170              5          7,333                                        7,338

Shares issued for services (Quinn Emanuel)       27,633             27         30,645                                       30,672

Shares issued in settlement of legal matter
  (Benning and Fields)                           21,365             21         23,310                                       23,331

Shares issued in settlement (Marshall
  Redding)                                      274,508            275        172,666                                      172,941

Shares issued for bridge loan (Les Dube)        526,556            527        251,973                                      252,500

Warrants issuable for bridge loan (Laguna
  Pacific)                                                                    250,000                                      250,000

Shares issued to Larry Horwitz for
  consulting services                           666,667            667        499,333                                      500,000

Net loss for the year ended
  December 31, 2000                                                                                      (3,874,017)    (3,874,017)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000                 27,610,954         27,611      8,451,920             --     (9,548,393)    (1,068,862)

Conversion of debt to equity, related
 Party, including conversion feature
  expense                                     4,000,000          4,000        388,001                                      392,001

Shares issued in exchange for
  consulting services                           334,704            335         21,136                                       21,471

Net loss for the six months ended
  June 30, 2001                                                                                          (1,505,488)    (1,505,488)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2001 (unaudited)         31,945,658   $     31,946   $  8,861,057   $         --   $(11,053,881)  $ (2,160,878)
                                           ============   ============   ============   ============   ============   ============

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                       For the
                                                                                                     period since
                                                                 For the six months ended June 30,   inception to
                                                                       2001             2000        June 30, 2001
                                                                   ------------     ------------     ------------
                                                                    (Unaudited)      (Unaudited)      (Unaudited)
NET LOSS                                                           $ (1,505,488)      (1,215,861)    $(11,053,881)

ITEMS RECONCILING NET LOSS TO CASH
  USED BY OPERATING ACTIVITIES:
Depreciation                                                            543,859          165,225        1,012,919
Loss on disposal of segment                                                                                99,250
Interest expense                                                        361,164                           691,999
Noncash expenses from stock issuances                                   445,568          274,656        5,541,800
Settlement of litigation                                                                                  300,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable                                                     --               --            3,147
     Inventory                                                               --               --           83,077
     Software development costs                                              --          (34,500)              --
     Prepaid expenses                                                   (16,669)         121,850         (206,689)
     Deposits                                                            (5,200)          (3,852)         (11,649)
     Accounts payable and accrued expenses                             (167,992)         136,386          447,797
                                                                   ------------     ------------     ------------
      Total adjustments                                               1,160,730          659,765        7,961,651
                                                                   ------------     ------------     ------------
Net cash used by operating activities                                  (344,758)        (556,096)      (3,092,230)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans receivable                                                           --          (42,000)              --
  Payments to acquire property and equipment                                 --          (35,396)         (65,083)
                                                                   ------------     ------------     ------------
Net cash used for investing activities                                       --          (77,396)         (65,083)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for asset transfer                                                 --               --          (26,329)
  Stock subscribed                                                      119,200           25,000          119,200
  Proceeds from (payments on) loans, including
     related parties                                                    251,180               --          676,180
  Proceeds from issuance of capital stock, net                               --          662,480        2,416,313
                                                                   ------------     ------------     ------------
Net cash provided by (used for) financing activities                    370,380          687,480        3,185,364
                                                                   ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                                          25,622           53,988           28,051

CASH, beginning of period                                                 2,429           92,237               --
                                                                   ------------     ------------     ------------

CASH, end of period                                                $     28,051     $    146,225     $     28,051
                                                                   ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Non-cash consideration from debt and equity transactions        $    806,732     $    274,656     $  6,806,133

                                                                   ============     ============     ============
   Conversion of debt to equity                                    $    200,000     $         --     $    200,000
                                                                   ============     ============     ============
   Proceeds from loan payable paid directly to Horwitz and Beam
    from Laguna Pacific on behalf of the Company                   $         --     $         --     $    100,000
                                                                   ============     ============     ============

  Acquisition of website technology and related assets             $         --     $         --     $    947,835
                                                                   ============     ============     ============

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                        SIX MONTHS ENDED JUNE 30, 2001


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

INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim period results for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements included in the annual report of thehealthchannel.com, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2000.

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

     During the quarter ended March 31, 2001, management determined that the useful life of the website technology and related software to be approximately two years, and accordingly, accelerated the amortization of the website technology and related software. This change in estimate increased the depreciation and amortization expense by an additional $400,000 during the six months ended June 30, 2001. Based on this change in estimate, the website technology and related software has been fully amortized by June 2001.

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     thehealthchannel.com, Inc., formerly known as Innovative Tracking Solutions Corporation (the "Company") was incorporated in Delaware on September 4, 1996. It operates a consumer-based health super site (http://www.thehealthchannel.
com).

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

RESULTS OF OPERATIONS

SIX AND THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 2000

REVENUES

We are a development stage company. Revenues for the six months ended June 30, 2001 of $47,919 was derived from programming fees and affiliate advertising revenue as compared to $8 for the six months ended June 30, 2000. Revenues for the three months ended June 30, 2001 of $11,742 was derived from programming fees and affiliate advertising revenue as compared to $8 for the three months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES/OPERATING EXPENSES

Selling, general and administrative expenses amounted to $1,553,407 for the six months ended June 30, 2001 as compared to $1,215,869 for the same period in 2000. This included depreciation and amortization expense of $543,859 in 2001 as compared to $165,225 in 2000, consulting and professional fees of $131,132 as compared to $463,880 in 2000, interest expense of $374,914 as compared to $0 in 2000. In the aggregate, in comparing the six month period in 2001 to 2000, operating expenses increased primarily due to the acceleration of the amortization of the website and related costs and interest costs arising from beneficial conversion feature from conversion of debt to equity, and decreases in consulting, professional fees and website costs arising from managements effort to cut certain costs.

Selling, general and administrative expenses amounted to $742,331 for the three months ended June 30, 2001 as compared to $518,238 for the same period in 2000. This included depreciation and amortization expense of $259,449 in 2001 as compared to $84,087 in 2000, consulting and professional fees of $56,134 as compared to $125,452 in 2000, interest expense of $198,250 as compared to $0 in 2000. In the aggregate, in comparing the three month period in 2001 to 2000, operating expenses increased primarily due to the acceleration of the amortization of the website and related costs and interest costs arising from beneficial conversion feature from conversion of debt to equity, and decreases in consulting, professional fees and website costs arising from managements effort to cut certain costs.

During the quarter ended March 31, 2001, management determined that the useful life of the website technology and related software to be approximately two years, and accordingly, accelerated the amortization of the website technology and related software. This change in estimate increased the depreciation and amortization expense by an additional $400,000 for the period ended June 30, 2001 or $200,000 per quarter. The website technology and related software has now been fully amortized.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $1,505,488 and $730,589 for the six and three months ended June 30, 2001 as compared to $1,215,861 and $518,230 for the six and three months ended June 30, 2000, respectively.

NET LOSS

The Company had a net loss of $1,505,488 or $0.05 per share for the six months ended June 30, 2001 as compared to $1,215,861 or $0.05 per share during the same period in 2000.

The Company had a net loss of $730,589 or $0.03 per share for the three months ended June 30, 2001 as compared to $518,230 or $0.02 per share during the same period in 2000.

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

     We received a loan in the amount of $250,000 from Laguna Pacific Partners L.P., a Delaware limited partnership. This loan is made pursuant to a secured note that bears interest at the rate of 6% and is payable on February 3, 2001. The due date of this loan has been further extended to November 1, 2001. The loan is secured by all of our assets. In consideration for making this loan to us, Laguna Pacific Partners received a warrant for common stock equal to the quotient of $250,000 divided by the closing bid of our stock immediately preceding the effective date of this prospectus. The term of this warrant is five years and the exercise price is $1 in the aggregate. The warrant agreement contains terms, which increase the number of shares underlying the warrants commencing February 1, 2001 at the rate of 10% per month, compounding on a monthly basis, until the effective date of our registration statement. The number of shares registered under the registration statement on Form SB-2/A includes the monthly increase for February, March and April 2001, the date of effectiveness.

     On August 18, 2000, we received a loan in the amount of $250,000 from Les Dube and Irene Dube. This loan was made pursuant to a note, which bores interest at the rate of 6% and was payable on the earlier of February 18, 2001 or the effective date of the prospectus. An agreement has been reached with Les Dube and Irene Dube to repay the principal amount of the loan with shares of common stock. This loan was issued in consideration for 526,556 shares of common stock in 2000. These shares have been registered in the registration statement on Form SB-2/A, and, upon repayment of this loan, these shares are to be retained by Les Dube. On the effective date of the registration statement on Form SB-2/Am Les Dube may sell these shares.

     During the six months ended June 30, 2001, the Company obtained working capital loans from Bob Ludovise, a related party, in the amount of $185,000 and in June 2001, Bob Ludovise converted his loan payable balance of $200,000 to equity or approximately 4 million restricted shares, for which, the price per share was determined at 70% of the trading fair value at the date of conversion. This conversion gave rise to an interest expense which has been recorded in the accompanying financial statements.

     At June 30, 2001, the Company had outstanding current liabilities of $2,116,305, of which, $1,399,446 has been approved by the Board of Directors to be settled by issuance of stock. The remaining balance consists of accrued professional fees, officer compensation, general overhead costs, and loans payable of approximately $384,000. All officers of the Company have agreed to defer their compensation until such time as the Company has the financial ability to pay compensation. It is anticipated that loans payable will be repaid from online and wireless revenues.

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


                                        THEHEALTHCHANNEL.COM, INC.

Dated: August 20, 2001                  /s/ Donald Shea
                                        ------------------------------------
                                        By:  Donald Shea
                                        Its: Chief Executive Officer, President,
                                             Chairman of the Board