Form 10QSB
period 2001-09-30
THEHEALTHCHANNEL COM INC
filed 2001-11-19
CIK 1042373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

                               Yes X           No

       The issuer had 34,303,991 shares outstanding as of September 30, 2001.

           Transitional Small Business Disclosure Format (check one):

                               Yes             No X

                           THEHEALTHCHANNEL.COM, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheet as of September 30, 2001 (unaudited).

          Statements of Operations for the 9 months ended September 30, 2001 and 2000, the 3 months ended September 30, 2001 and 2000, and for the period since inception to September 30, 2001 (unaudited).

          Statement of Stockholders' Deficit for the period since inception to September 30, 2001 (unaudited).

          Statements of Cash Flows for 9 months ended September 30, 2001 and 2000, and for the period since inception to September 30, 2001 (unaudited).

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

                       BALANCE SHEET - SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS:
---------------
Cash                                              $      1,000
Prepaid expenses and other receivables                  36,208
                                                  ------------
  Total current assets                                             $     37,208

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                              --

DEPOSITS                                                                  9,052
                                                                   ------------

                                                                   $     46,260
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses            $    340,829
 Loans payable, stockholders                           175,000
 Accrued Stock-Based Compensation                    1,471,446
 Loans payable, short term, 6% interest,
    due November 1, 2001                               230,180
                                                  ------------
   Total current liabilities                                       $  2,217,455

Subscribed stock                                                        229,441

Stockholders' Deficit:
Common stock; $.001 par value, 110,000,000
  shares authorized, 34,303,991 shares
  issued and outstanding                                34,304
Additional paid in capital                           9,267,532
Deficit accumulated during development stage       (11,702,472)
                                                  ------------

  Total stockholders' deficit                                        (2,400,636)
                                                                   ------------

                                                                   $     46,260
                                                                   ============
                           thehealthchannel.com, Inc.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                             Nine months       Nine months     Three months     Three months    For the period
                                                ended             ended           ended            ended        since inception
                                             September 30,    September 30,    September 30,    September 30,   to September 30,
                                                 2001             2000             2001             2000              2001
                                             ------------     ------------     ------------     ------------     ------------
                                              (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
NET REVENUES                                 $    107,538     $     10,870     $     59,618     $     10,862     $    118,303

COST OF REVENUES                                       --               --               --               --               --
                                             ------------     ------------     ------------     ------------     ------------
GROSS PROFIT                                      107,538           10,870           59,618           10,862          118,303

OPERATING EXPENSES:
 Depreciation                                     543,859          249,420               --           84,195        1,012,919
 Consulting and professional fees                 186,260        1,009,554           55,128          545,674        4,207,719
 Website related                                  121,229          375,003           30,252          124,930          878,972
 Interest expense                                 736,164           92,084          361,250           92,084        1,079,499
 General and administrative                       674,105          579,482          261,580          242,791        2,428,018
                                             ------------     ------------     ------------     ------------     ------------
    Total operating expenses                    2,261,617        2,305,543          708,210        1,089,674        9,607,127

LOSS FROM CONTINUING OPERATIONS                (2,154,079)      (2,294,673)        (648,592)      (1,078,812)      (9,488,824)

Loss on discontinued operations                        --               --               --               --       (2,114,398)
Loss on disposal of segment                            --               --               --               --          (99,250)
                                             ------------     ------------     ------------     ------------     ------------

  TOTAL DISCONTINUED OPERATIONS                        --               --               --               --       (2,213,648)
                                             ------------     ------------     ------------     ------------     ------------

NET LOSS                                     $ (2,154,079)    $ (2,294,673)    $   (648,592)    $ (1,078,812)    $(11,702,472)
                                             ============     ============     ============     ============     ============

NET LOSS PER SHARE, BASIC AND DILUTED:
       Continuing operations                 $      (0.07)    $      (0.09)    $      (0.02)    $      (0.04)
                                             ============     ============     ============     ============
       Discontinued operations               $         --     $         --     $         --     $         --
                                             ============     ============     ============     ============
       Net loss per share                    $      (0.07)    $      (0.09)    $      (0.02)    $      (0.04)
                                             ============     ============     ============     ============

Weighted average number of common
  equivalent shares outstanding -
  basic and diluted                            29,776,892       24,715,990       34,303,990       26,346,144
                                             ============     ============     ============     ============

                           thehealthchannel.com, Inc.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                            Deficit
                                                                                                         Accumulated       Total
                                                    Common Stock           Additional       Stock        during the    stockholders'
                                                    ------------             paid-in     subscriptions   development       Equity/
                                               Shares          Amount        Capital      Receivable        Stage         (Deficit)
                                             -----------    -----------    -----------    -----------    -----------    -----------
DESCRIPTION
Balance at December 31, 1997, restated for
  1:3 stock split on October 12, 2000         11,388,007    $    11,388    $   379,859    $       --     $  (274,783)   $   116,464

Shares sold for cash                           3,334,252          3,334        473,130                                      476,464

Shares issued in exchange for services         6,998,481          6,999      1,054,540                                    1,061,539

Common stock subscription                        184,413            184         59,816        (60,000)

Net loss for the year ended
  December 31, 1998                                                                                       (1,472,601)    (1,472,601)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1998                  21,905,153         21,905      1,967,345        (60,000)    (1,747,384)       181,866

IVTX

Issuance of common stock from IVTX
  private placement offering (Note 4)            113,043            113        112,086         60,000                       172,199

Issuance of shares for services rendered on
  behalf of the Company (Note 4)                  34,800             35         52,165                                       52,200

THEHEALTHCHANNEL.COM (FORMERLY IVTX)

Contribution of asset from Biologix
  International, Ltd. (Note 3)                                                 947,835                                      947,835

Issuance of common stock from private
  placement offering (Note 4)                    405,934            406        510,134        (25,000)                      485,540

Issuance of common stock related to
  settlement agreements (Note 4)                 501,667            502      1,796,843                                    1,797,345

Shares given directly by shareholders for
  services rendered on the Company's
  behalf (Note 4)                                                              860,100                                      860,100

Net loss for the year ended
  December 31, 1999                                                                                       (3,926,992)    (3,926,992)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999                  22,960,597         22,961      6,246,508        (25,000)    (5,674,376)       570,093

Shares exchanged from pools (See Note 4)       1,528,369          1,528         (1,528)                                          --

Private placement offering, net                1,524,651          1,525        898,715                                      900,240

Proceeds received from stock subscriptions                                                     25,000                        25,000

Shares issued in settlement of debt (Alphabet
  Media)                                          53,333             53         46,987                                       47,040

Shares issued for services - consultants          22,105             22         25,978                                       26,000

Shares issued for services (National
  Securities)                                      5,170              5          7,333                                        7,338

Shares issued for services (Quinn Emanuel)        27,633             27         30,645                                       30,672

Shares issued in settlement of legal matter
  (Benning and Fields)                            21,365             21         23,310                                       23,331

Shares issued in settlement (Marshall
  Redding)                                       274,508            275        172,666                                      172,941

Shares issued for bridge loan (Les Dube)         526,556            527        251,973                                      252,500

Warrants issuable for bridge loan (Laguna
  Pacific)                                                                     250,000                                      250,000

Shares issued to Larry Horwitz for
  consulting services                            666,667            667        499,333                                      500,000

Net loss for the year ended
  December 31, 2000                                                                                       (3,874,017)    (3,874,017)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2000                  27,610,954         27,611      8,451,920             --     (9,548,393)    (1,068,862)

Conversion of debt to equity, related
 Party, including conversion feature expense   4,000,000          4,000        388,001                                      392,001

Shares issued in exchange for
  consulting services                            334,704            335         21,136                                       21,471

Shares issued to Laguna Pacific for loan
  extension                                    1,625,000          1,625        355,875                                      357,500

Shares issued in settlement (Grandon)            733,333            733         50,600                                       51,333

Net loss for the nine months ended
  September 30, 2001                                                                                     (2,154,079)     (2,154,079)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at September 30, 2001 (unaudited)     34,303,991    $    34,304    $ 9,267,532    $        --   $(11,702,472)   $(2,400,636)
                                             ===========    ===========    ===========    ===========    ===========    ===========

                                         thehealthchannel.com, Inc.
                                      (A DEVELOPMENT STAGE ENTERPRISE)

                                          STATEMENTS OF CASH FLOWS

                              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                        For the nine months         For the period
                                                                        ended September 30,       since inception to
                                                                       2001             2000      September 30, 2001
                                                                   ------------     ------------     ------------
                                                                   (Unaudited)      (Unaudited)      (Unaudited)
NET LOSS                                                           $ (2,154,079)      (2,294,673)    $(11,702,472)

ITEMS RECONCILING NET LOSS TO CASH
  USED BY OPERATING ACTIVITIES:
Depreciation                                                            543,859          339,003        1,012,919
Loss on disposal of segment                                                                                99,250
Interest expense                                                        549,501               --          880,336
Noncash expenses from stock issuances                                   710,901          874,656        5,807,133
Settlement of litigation                                                                                  300,000


CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable                                                     --               --            3,147
     Inventory                                                               --               --           83,077
     Software development costs                                              --          (34,500)              --
     Loan Interest                                                                      (537,500)
     Prepaid expenses                                                   (15,353)          (1,388)        (205,373)
     Deposits                                                            (5,200)          (3,852)         (11,649)
     Accounts payable and accrued expenses                             (159,843)         602,091          455,946
                                                                   ------------     ------------     ------------
     Total adjustments                                                1,623,865        1,238,510        8,424,786
                                                                   ------------     ------------     ------------
Net cash used by operating activities                                  (530,214)      (1,056,163)      (3,277,686)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  payments to acquire property and equipment                                 --          (39,265)         (65,083)
                                                                   ------------     ------------     ------------

Net cash used for investing activities                                       --          (39,265)         (65,083)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment for asset transfer                                                 --               --          (26,329)
  Deferred offering cost                                                     --               --               --
  Stock subscribed                                                      229,441           25,000          229,441
  Loans receivable                                                           --          (42,000)              --
  Proceeds from loans, including related parties                        150,000          400,000          150,000
  Loans payable                                                        (100,656)              --          324,344
  Proceeds from issuance of capital stock, net                          250,000          900,240        2,666,313
                                                                             --               --               --
                                                                   ------------     ------------     ------------
Net cash provided by (used for) financing activities                    528,785        1,283,240        3,343,769
                                                                   ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                                          (1,429)         187,812            1,000

CASH, beginning of period                                                 2,429           92,237               --
                                                                   ------------     ------------     ------------

CASH, end of period                                                $      1,000     $    280,049     $      1,000
                                                                   ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Non-cash consideration from debt and equity transactions        $  1,260,402     $    874,656        7,259,803
                                                                   ============     ============     ============
   Proceeds from loan payable paid directly to Horwitz and Beam
    from Laguna Pacific on behalf of the Company                   $         --     $    100,000          100,000
                                                                   ============     ============     ============
   Acquisition of website technology and related assets            $         --     $         --          947,835
                                                                   ============     ============     ============

                           THEHEALTHCHANNEL.COM, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim period results for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements included in the annual report of thehealthchannel.com, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2000.

     GOING CONCERN

     The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The factor raises substantial doubt about the Company's ability to continue as a going concern.

     Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include the sale of additional equity securities and debt financing from related parties and outside third parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

     During the quarter ended March 31, 2001, management determined that the useful life of the website technology and related software to be approximately two years, and accordingly, accelerated the amortization of the website technology and related software. This change in estimate increased the depreciation and amortization expense by an additional $400,000 during the six months ended June 30, 2001. Based on this change in estimate, the website technology and related software has been fully amortized by September 2001.

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

RESULTS OF OPERATIONS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

We are a development stage company. Revenues for the nine months ended September 30, 2001 of $107,538 was derived from programming fees, affiliate advertising revenue, and lifeshape service revenue as compared to $10,870 for the nine months ended September 30, 2000. Revenues for the three months ended September 30, 2001 of $59,618 was derived from affiliate advertising revenue and lifeshape service revenue as compared to $10,862 for the three months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES/OPERATING EXPENSES

Selling, general and administrative expenses amounted to $2,261,617 for the nine months ended September 30, 2001 as compared to $2,305,543 for the same period in 2000. This included depreciation and amortization expense of $543,859 in 2001 as compared to $249,420 in 2000, consulting and professional fees of $186,260 as compared to $1,009,554 in 2000 and interest expense of $736,164 as compared to $92,084 in 2000. In the aggregate, in comparing the nine month period in 2001 to 2000, operating expenses increased primarily due to the acceleration of the amortization of the website and related costs and interest costs arising from beneficial conversion feature from conversion of debt to equity, and decreased due to consulting, professional fees and website costs arising from managements effort to cut certain costs, thereby resulting in a net decrease in operating expenses in 2001 as compared to 2000.

Selling, general and administrative expenses amounted to $708,210 for the three months ended September 30, 2001 as compared to $1,089,674 for the same period in 2000. This included depreciation and amortization expense of $0 in 2001 as compared to $84,195 in 2000, consulting and professional fees of $55,128 as compared to $545,674 in 2000 and interest expense of $361,250 in 2001 as compared to $92,084 in 2000. In the aggregate, in comparing the three month period in 2001 to 2000, operating expenses decreased primarily due no depreciation and amortization expense, a reduction in consulting, professional fees and website costs arising from managements effort to cut certain costs.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $2,154,079 and $648,592 for the nine and three months ended September 30, 2001 as compared to $2,294,673 and $1,078,812 for the nine and three months ended September 30, 2000, respectively.

NET LOSS

The Company had a net loss of $2,154,079 or basic and diluted net loss per share of $0.07 for the nine months ended September 30, 2001 as compared to $2,294,673 or basic and diluted net loss per share of $0.09 during the same period in 2000.

The Company had a net loss of $648,592 or basic and diluted net loss per share of $0.02 for the three months ended September 30, 2001 as compared to $1,078,812 or basic and diluted net loss per share of $0.04 during the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have primarily funded our capital requirements through private equity infusions. Commencing in September of 1999 and closing in August 2000, we conducted a private offering, to accredited investors only, of units, each unit consisting of one share of our common stock and one warrant exercisable for a term of two years. All shares purchased in this offering, as well as all shares underlying warrants purchased in this offering, have piggyback registration rights which have been included in the Form SB-2/A. The Form SB-2/A went effective in May 2001. As adjusted for our one for three reverse split, we originally priced this offering at $2.25 per unit with a $2.25 exercise price on the warrants. However, the price of our publicly traded stock dropped precipitously since the beginning of this private offering and we subsequently offered the units at lower prices.

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

     On August 18, 2000, we received a loan in the amount of $250,000 from Les Dube and Irene Dube. This loan was made pursuant to a note, which bores interest at the rate of 6% and was payable on the earlier of February 18, 2001 or the effective date of the prospectus. An agreement has been reached with Les Dube and Irene Dube to repay the principal amount of the loan with shares of common stock. This loan was issued in consideration for 526,556 shares of common stock in 2000. These shares have been registered in the registration statement on Form SB-2/A, and, upon repayment of this loan, these shares are to be retained by Les Dube. From the effective date of the registration statement on Form SB-2/A, Les Dube may sell these shares.

     During the nine months ended September 30, 2001, the Company obtained working capital loans from Bob Ludovise, a related party, in the amount of $185,000 and in September 2001, Bob Ludovise converted his loan payable balance of $200,000 to equity or approximately 4 million restricted shares, for which, the price per share was determined at 70% of the trading fair value at the date of conversion. This conversion gave rise to an interest expense which has been recorded in the accompanying financial statements.

     At September 30, 2001, the Company had outstanding current liabilities of $2,217,455, of which, $1,471,446 has been approved by the Board of Directors to be settled by issuance of stock. The remaining balance consists of accrued professional fees, officer compensation, general overhead costs (approximately $341,000), and loans payable of approximately $405,000. All officers of the Company have agreed to defer the payment of their compensation until such time as the Company has the financial ability to pay such compensation. It is anticipated that loans payable will be repaid from online and wireless revenues.

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


                                        THEHEALTHCHANNEL.COM, INC.

Dated: November 19, 2001                /s/ Donald Shea
                                        ------------------------------------
                                        By:  Donald Shea
                                        Its: Chief Executive Officer, President,
                                             Chairman of the Board